Form 10-K
period 1996-03-31
MEMOREX TELEX N V
filed 1996-07-15
CIK 818035

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                        --------------------------------------

                                      FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                       FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            COMMISSION FILE NUMBER 0-19862

           ----------------------------------------------------------------
                                  MEMOREX TELEX N.V.
                (Exact name of registrant as specified in its charter)

            THE NETHERLANDS                                  NOT APPLICABLE
   (State or other jurisdiction of                          (I.R.S. employer
    incorporation or organization)                        identification number)

                           545 EAST JOHN CARPENTER FREEWAY
                              IRVING,  TEXAS  75062-3931
                            TELEPHONE NO.:  (214) 444-3500
                 (Address, including Zip Code, and telephone number,
         including area code, of authorized representative in United States)
           ----------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

          AMERICAN DEPOSITORY RECEIPTS EVIDENCING AMERICAN DEPOSITORY SHARES
                WHICH REPRESENT COMMON STOCK, 0.10 DFL. NOMINAL VALUE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                              ---   ---

    Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes X No
                         ---   ---

    The aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 1996 was $36,110,397.

    The number of shares of the registrant's Common Stock,   0.10 DFL. Nominal
Value, outstanding as of May 31, 1996 was  25,076,665.

                       DOCUMENT INCORPORATED BY REFERENCE: NONE
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                  Memorex Telex N.V.

                         Index to Annual Report on Form 10-K
                       For the Fiscal Year Ended March 31, 1996



                                                                            Page
                                                                            ----
                                        PART I

Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   6
Item 4.    Submission of Matters to a Vote of Security Holders . . . . . .   6


                                       PART II

Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .   7
Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . .   7
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . .   9
Item 8.    Financial Statements and Supplementary Data . . . . . . . . . .  15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .  15


                                       PART III

Item 10.   Directors and Executive Officers of the Registrant. . . . . . .  16
Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . .  19
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 13.   Certain Relationships and Related Transactions. . . . . . . . .  23


                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  24
           Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  57

                                        PART I

ITEM 1.   BUSINESS

GENERAL

    Memorex Telex N.V. and its subsidiaries (the "Company") is a provider of information technology solutions including the distribution and integration of data network and storage products and the provision of related services. The market for information technology solutions includes the sales and leasing of network and storage products along with the provision of design, integration and support services. Memorex Telex N.V., a Netherlands corporation, is a holding company that operates its business through subsidiaries in eighteen countries and with distributors in other countries.

         Data network and storage equipment are fundamental building blocks for the information technology environments of large organizations. Networking products provide the infrastructure that allows users to communicate with applications, other users and systems inside or increasingly outside of their enterprise. Storage products provide solutions that address the growing requirements for the retention or backup of data. Advances in technology and the multivendor environment created by the implementation of open systems have created a knowledge gap in the marketplace and fueled the growing requirement for design, integration and support service expertise.

    The Company is continuing a comprehensive strategic transformation to adapt to the structural changes occurring in the information technology marketplace. The Company was formerly a manufacturer of plug compatible peripherals, principally for the mainframe environment. As part of this continuing transformation, the Company has eliminated product manufacturing, migrated engineering to a sustaining role, reduced headcount, consolidated executive functions and streamlined its sales organization.

    Today, the Company is a worldwide distributor of data network and storage solutions and provider of a full range of information technology services. The Company's ability to provide these products and services originates from its multinational distribution network and sales force, extensive service organization, reorganized expertise in key technologies and relationships with key industry suppliers.

MARKETS

    The Company, through its approximately 830 sales and marketing personnel and indirect sales channels provides a range of networking, storage and service solutions to Fortune 1000 corporations and their foreign equivalents, large state institutions and government agencies, the financial community, and major medical facilities.

PRODUCTS AND SERVICES

    The Company is a provider of information technology solutions including the distribution and integration of data network and storage products and the provision of related services.

NETWORKS

    Network solutions consist of desktop, connectivity, and server products and related design, integration and support services. These solutions are typically utilized as part of a client enterprise network infrastructure. The Company's networking strategy emphasizes complete end to end connectivity across diverse hardware platforms, operating systems and communications standards. The sale of the network products described in the following paragraphs represented approximately 48% of the Company's revenues for its fiscal year ended March 31, 1996.

    Desktop products include fixed function displays, personal computers, emulators, and printers for attachment and access to multiple network environments. The Company distributes a line of displays with a wide variety of features. The Company also distributes personal computers of varying processor types for use in networks or as independent personal computing devices. These personal computers are configured through third parties. The Company markets terminal emulation products for a wide variety of network types. The Company also offers a wide variety of printers utilizing both impact and nonimpact technology. These printers can communicate with a mainframe via a network controller, can connect directly to midrange systems or local area networks ("LANs"), or can attach to a display or desktop personal computer for local output.

    Connectivity products provide the infrastructure necessary to manage and support client/server networks and integrate multiple network environments. The products include network controllers, gateways, interface cards, wiring hubs, bridges and routers. Network controllers connect LANs to host/servers.
Gateways enable communication between different network architectures. Network interface cards, wiring hubs, bridges and routers form the network infrastructure necessary to connect, manage and support client/server open systems applications.

    Server products offer a range of single and multiple-processor servers sourced from the industry's leaders in this technology. Servers are powerful central processing units ("CPUs") that provide file and application sharing as well as storage services to networks. The Company offers a complete range of products in the market for midrange and super servers. Midrange servers are designed to be an open systems device for small to medium sized networks which provide services such as file and print serving capabilities at a low cost with PC compatibility. Super servers are a class of server designed to make use of standard microprocessor, memory, and storage components as well as industry-standard network and peripheral interfaces to provide high performance and reliability. Super servers have a PC's ease of use and speed to meet a variety of enterprise computing and communications needs.

STORAGE

    Storage solutions sold by the Company include multi-platform disk and tape cartridge subsystems, automated tape libraries, software and related services for comprehensive data storage throughout multiple environments. These storage products are designed for attachment to large and midrange CPUs and contain controllers to manage the flow of information between the CPU and the storage device. The Company currently sells tape drives and automated tape libraries to the large systems market, and disk, tape and automated tape libraries to the midrange systems market. The sale of storage products represented approximately 8% of the Company's revenues for fiscal 1996.

SERVICES

    The Company's service offerings are targeted at providing a full range of services that add value to its network and storage solutions as well as providing critical on-going support for customer environments. These services are focused in four key areas:
    STRATEGIC SERVICES, including full-scale capabilities for planning, designing, building, and managing network systems;
    INTEGRATION SERVICES, including connectivity and implementation services, and cabling;
    EDUCATION SERVICES, including a full range of learning methods and conventional training for customers;
    PERFORMANCE CONTROL SERVICES, including traditional services such as contract maintenance of time and materials service for the Company's networks and storage products, third-party maintenance of other equipment manufacturer's products, as well as services that monitor, diagnose, and correct network problems.

    Service revenues represented approximately 42% of the Company's revenues for fiscal 1996.

GEOGRAPHIC INFORMATION

    Information regarding the Company's operations by geographic area is included herein under Item 14(a), of the March 31, 1996 Consolidated Financial Statements in Note 14 entitled "Geographic Data".

BACKLOG

    At March 31, 1996, the Company had a backlog of $57.3 million compared with a backlog of $56.6 million at March 31, 1995. The Company expects to fulfill its March 31, 1996 backlog within the current fiscal year. The Company's backlog is principally related to the sale of network and storage products, and does not include ongoing operating lease contracts or maintenance contracts for service of installed equipment.

RESEARCH AND DEVELOPMENT

    The Company has a research and development program principally relating to the design of selected network products and the development of software for storage systems. The Company expensed approximately $12.4 million, $15.7 million, and $25.6 million on research and development in the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The Company has reduced research and development expenses by relying on outside vendors and will continue to transition this function to primarily continuation engineering.

COMPETITION

    There are a large number of competitors that provide data network, storage and service solutions. Competitors include divisions of vertically integrated manufacturers, local and national distributors, consulting firms and system integrators such as Compucom and Vanstar. In addition, other small companies compete with the Company in the sale of displays, controllers and printers to the communications market. Various companies, including IBM and Storage Technology Corporation, compete with the Company in the sale of storage peripherals. In the service market, the Company competes with the service operations of proprietary hardware manufacturers and third party service providers. There are a large number of competitors that supply personal computers and other networking products to business users. The Company also competes with a number of system integrators in the delivery of network and storage solutions. The Company believes that product performance, service capabilities and pricing are the principal elements of competition within the various areas of the computer industry.

CUSTOMERS

    The Company's customers are generally Fortune 1000 corporations and their foreign equivalents, large state institutions and government agencies, the financial community, and major medical facilities that use large or midrange systems, personal computers, or LANs to meet their data processing needs. Typically, the Company's customers are substantial companies, institutions and agencies with whom the Company has had long-term business relationships. None of the Company's customers accounted for more than 10% of the Company's gross revenues for fiscal 1996.

SUPPLIERS

    The Company has developed a series of strategic relationships with suppliers which enable the Company to obtain a wide range of technology. With this bias-free approach, the Company implements the best available and most appropriate products and services on behalf of its customers. Since most products are sourced from third-party vendors, these arrangements limit the Company's technological risk. Although alternative suppliers are available for most of the Company's product offerings, the termination of a principal supplier for a specific product might adversely affect the Company within a product area. However, there is no single source or group of suppliers which is material to the Company as a whole, and none of the Company's product offerings for which there are no alternative suppliers is material to the Company as a whole.

EMPLOYEES AND LABOR RELATIONS

    None of the Company's approximately 4,100 employees are covered by a collective bargaining agreement. The Company considers its labor relations to be good.

TRADEMARKS

    The Company owns several trademarks, including the Memorex-Registered Trademark- and Telex-Registered Trademark- names. Substantially all products sold by the Company are sold under the Memorex Telex-Registered Trademark- name. In connection with the sale by a predecessor corporation of its consumer products division to Tandy Corporation in 1982, the predecessor corporation granted to Tandy Corporation an exclusive limited license to use the Memorex-Registered Trademark- trademark and designs in sales of certain consumer products, including audio and video tapes. In December 1993, the Company consented to the assignment of the license by Tandy Corporation to Hanny Magnetics (B.V.I.) Ltd. ("Hanny"). The license expires on December 31, 2011; however, Hanny may extend the term of the license for an additional 30 years by payment of $3 million to the Company. In October 1993, in connection with the sale of the Memorex Computer Supplies business in Europe to Boeder AG, the Company granted an exclusive limited license to use the Memorex-Registered Trademark- trademark (and other marks owned by the Company) in the sale of computer media products and computer related supplies and accessories. The license is terminable upon twenty-four months prior notice, but in no event prior to October 1, 2003. In December 1993, in connection with the sale of the Memorex Computer Supplies businesses in the United States and Canada to Hanny, the Company granted an exclusive limited license to use the Memorex-Registered Trademark- trademark in the sale of computer media products and computer related supplies and accessories. The term of the license is until December 31, 2013 and is renewable upon the mutual agreement of the Company and Hanny. In February 1995, the Company entered into an agreement with Hanny and BASF PLC to license BASF to use the Memorex-Registered Trademark- trademark and design in the sale of audio and video tape and related products during a period of three years in a territory comprising the member states of the European Union and certain other countries. In May 1989, in connection with the sale of the assets of Telex Communications, Inc., the Company has granted a royalty free perpetual license to use the Telex-Registered Trademark- name and a royalty bearing license until 1999 to use the Memorex-Registered Trademark- trademark in the sale of hearing aids.

REGULATORY MATTERS

    The Company obtains export and import licenses in various countries relating to certain products as required. The Company has not experienced any problems in obtaining such licenses and has no reason to believe that problems will be encountered in the future. The Company supplies products to and performs certain maintenance and repair services for the United States government.

ITEM 2.  PROPERTIES

    The Company leases approximately 40,000 square feet of office space in Irving, Texas for executive offices, and approximately 6,500 square feet of office space in Amsterdam, The Netherlands. The Company operates engineering, repair and distribution facilities in Oklahoma, North Carolina, and The Netherlands. The Company owns office space of approximately 184,000 square feet in Tulsa, Oklahoma, used for the North American Customer Satisfaction Center, Network Control Center, training and certain regional sales operations.

    The Company leases 55,000 square feet of office and laboratory space and 50,400 square feet of warehouse and distribution space in Raleigh, North Carolina.

    The Company owns two facilities in The Netherlands, a repair facility in Gronsveld comprising 50,000 square feet and an office and warehouse facility in Beek comprising 85,000 square feet which is leased to a third party. The Company also owns approximately 59,000 square feet of manufacturing and office space in Liege, Belgium, which is leased to third parties. The Company is attempting to sell the facilities leased to third parties.

    Additionally, the Company leases offices and storage facilities in the United States and in other countries through which it conducts its sales and service operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits in which the plaintiffs seek recovery for repetitive stress injuries allegedly incurred while using keyboards used in computer systems sold by the Company. The plaintiffs are proceeding against the Company and other suppliers of keyboards under theories of negligence and strict products liability. Certain of the suits contain a claim for punitive damages in the amount of $10 million. The Company has paid no settlement amounts with respect to any of these lawsuits. The Company is contesting these actions vigorously, and believes that the probability of an unfavorable outcome in excess of available insurance coverage is remote. In the event that plaintiffs were to succeed with respect to these claims, the aggregate liability of the Company to plaintiffs in these lawsuits is likely to exceed available insurance coverage and could have a material adverse impact upon the financial position and results of operations of the Company.

    The Company is involved in various other claims and proceedings incurred in the ordinary course of business which, in the opinion of management, do not involve significant amounts and are not material to the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, DFL 0.10 nominal value which is listed on the NASDAQ National Market System ("NASDAQ") in the form of American Depository Receipts ("ADRs"), began trading on a when-issued basis on March 28, 1994, and on a regular basis on May 19, 1994 under the NASDAQ symbol MEMXY. The high and low closing sales prices on the Company's common stock ranged as follows:

                     QUARTER ENDED          HIGH         LOW
                     -------------          ----         ---

                   June 30, 1994          $  7.13     $  3.78
                   September 30, 1994        4.00        1.38
                   December 31, 1994         2.56        0.44
                   March 31, 1995            1.13        0.34
                   June 30, 1995             2.53        0.72
                   September 30, 1995        2.69        1.06
                   December 31, 1995         1.31        0.50
                   March 31, 1996            1.38        0.69

    The approximate number of record holders of the Company's ADRs at March 31, 1996 was 114. Under the terms of the Company's debt agreements, the Company is presently restricted from making cash dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below is denominated in United States dollars and has been prepared in accordance with United States generally accepted accounting principles.

    As more fully described in Note 1 of the March 31, 1996 Consolidated Financial Statements, the Company continues to experience declines in revenues and gross margins primarily resulting from the decline in liquidity which has
negatively impacted the Company's ability to purchase product for resale.   As
more fully described in Note 6, the Company is in default of certain covenants under the Credit Facility and the Term Loan, as of March 31, 1996, and may be required to make significant debt repayments during fiscal 1997 (see Note 6 of the Financial Statements). Ernst & Young LLP's opinion indicated that these conditions raised substantial doubt about the Company's ability to continue as a going concern.

    As more fully described in Note 2 of the March 31, 1996 Consolidated Financial Statements, effective March 24, 1994, the Company emerged from protection under chapter 11 of the U.S. Bankruptcy Code pursuant to the Reorganization Plan. In accordance with AICPA Statement of Position 90-7, ("SOP 90-7"), the Company adopted fresh start reporting whereby its assets, liabilities, and new capital structure were adjusted to reflect fair values as of March 31, 1994. As a result, the Company's consolidated financial statements for periods prior to March 31, 1994, are not comparable to consolidated financial statements presented on or subsequent to March 31, 1994. A similar restructuring was completed March 31, 1992, at which time the Company also applied fresh start reporting. For financial reporting purposes, all balances prior to March 31, 1994 are considered to be related to the Predecessor Companies. A black line has been drawn on the financial statements to distinguish between the Reorganized Company and Predecessor Companies' balances (as defined in Note 2 of the March 31, 1996 Consolidated Financial Statements).

                               SELECTED FINANCIAL DATA
                       (In thousands, except per share amounts)



                                                       Reorganized Company                  Predecessor Companies
                                                   --------------------------   --------------------------------------------
                                                                             Year Ended March 31,
                                                   -------------------------------------------------------------------------
                                                       1996           1995     |       1994             1993           1992
                                                       ----           ----     |       ----             ----           ----
                                                                               |
Statement of Operations Data:                                                  |
  Total revenues                                   $   834,053    $   909,751  |  $  1,015,574      $  1,326,372   $  1,499,146
  Gross margin                                         202,460        258,724  |       309,914           361,327        457,842
  Depreciation and amortization of intangibles(1)      235,032        135,171  |        38,359            44,110         60,470
  Operating income (loss)(2)                          (207,475)       (84,860) |        32,247          (266,783)        14,099
  Interest expense(1)                                  (19,844)       (20,127) |      (100,433)          (98,224)      (158,371)
  Loss before income taxes(2)                         (246,738)      (103,904) |      (491,833)         (382,559)      (428,700)
  Preferred stock dividend requirements of                                     |
     subsidiaries                                            0              0  |             0                 0         25,498
  Extraordinary item                                         0              0  |       728,996 (3)             0        601,531 (3)
  Net income (loss)                                   (246,738)      (108,011) |       227,005          (395,822)       104,333
  Net income (loss) per common share               $     (9.84)   $     (4.32) |       Note 4            Note 4         Note 4


                                                       Reorganized Company                  Predecessor Companies
                                                   --------------------------   --------------------------------------------
                                                                             Year Ended March 31,
                                                   -------------------------------------------------------------------------
                                                       1996           1995           1994     |        1993           1992
                                                       ----           ----           ----     |        ----           ----
Balance Sheet Data:                                                                           |
  Total assets                                     $   268,168    $   536,466    $   721,253  |    $  1,138,985   $  1,451,804
  Debt (including debt in default classified           118,273         85,126         94,472  |         811,816        737,323
        as current)(5)                                                                        |
  Stockholders' equity (deficit)                      (277,351)       (30,827)        75,000  |        (233,970)       175,000

- - - ------------------------------

(1) Excludes amortization of debt issuance costs for the year ended March 31, 1992 of $5,652. Additionally, excludes accretion of debt discount of $20,700, $20,455 and $20,904 for the years ended March 31, 1996, 1994 and
    1993, respectively. Includes the write-off of the remaining reorganization value of $99,334 as of March 31, 1996.
(2) Includes reorganization items of $406,536 and $284,328 for the years ended March 31, 1994 and 1992, respectively.
(3) Extraordinary gains resulting from reorganizations under prepackaged plans for the years ended March 31, 1994 and 1992.
(4) Predecessor Companies income (loss) per common share amounts are not relevant due to the reorganization under the prepackaged plan.
(5) Excludes obligations in respect of non-recourse debt secured by leasebase receivables of $1,208 at March 31, 1996, $2,309 at March 31, 1995, $3,315
    at March 31, 1994, $5,982  at March 31, 1993, and $6,075 at March 31, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

    During the year ended March 31, 1996, the Company's net loss, excluding the non-cash charges for depreciation, amortization, debt discount accretion, and gain from sale of assets provided cash of $2.5 million. Cash was also provided from the sale of assets discussed in Note 3 ($13.9 million), a decrease in accounts receivable ($5.2 million), and a term loan discussed in Note 6 ($12.0 million). The existing cash and cash sources was primarily used for workforce reductions, closure costs and unfavorable contractual obligations as discussed in Note 11 ($27.3 million), reductions in royalty obligations ($3.8 million), capital expenditures ($4.9 million), reduced deferred revenues on contract maintenance and warranty obligations ($5.2 million), and cash income tax payments ($2.4 million). As a result of the above, cash and cash equivalents, including restricted cash deposits, decreased $10.0 million.

    The Company continues its transformation from a developer and manufacturer of computer hardware to a provider of networking and storage solutions. As part of this transformation, the Company continues to reengineer its selling, service, product development, fulfillment, and finance and administrative processes. This effort has resulted in workforce reductions, the consolidation of functions, disposition of certain facilities, and closure or sale of unprofitable operations. The cost of these initiatives, together with the cumulative decline in revenues and gross margins has impeded the operating cash flow during the second half of the year and particularly during the fourth quarter. This decline in liquidity has negatively impacted the Company's ability to fulfill customer orders on a timely basis.

    As discussed in Footnote 7, the Company has reached an agreement to sell its Asia/Pacific operations for $25 million. The Company believes it has reached an agreement in principal with the lenders to its $100 million Restructured Credit Facility (the "Credit Facility") for $9 million of the proceeds to be used to reduce debt and the remaining $16 million to be used to meet working capital requirements including accrued interest payments.

    As discussed in Footnote 6, the Company believes it also has an agreement in principal with the lenders to its Credit Facility to cure events of default that existed under this agreement at March 31, 1996 and deferral through October 31, 1996, of interest payments otherwise due prior to such date. In connection with these agreements with the lenders, the Company will agree to a modification of the Credit Facility to include a change in maturity date from December 31, 1998 to March 31, 1997, a change in the amortization schedule and certain other conditions. The Company has also obtained waivers of existing events of default under the Term Loan subject to finalization of the agreement in principal with the Credit Facility lenders.

    The proceeds from the sale of the Asia/Pacific operations and the deferral of interest payments will improve short-term liquidity, assisting the Company in its efforts to expedite new solution introductions, fulfill customer orders and enhance worldwide customer satisfaction.

    As discussed in Footnote 1, the Company continues discussions with financial and strategic investors and financial institutions concerning a new credit facility or other financing to repay the amounts owing under the Credit Facility and for working capital. In addition, the Company will continue to emphasize working capital management, particularly accounts receivable and inventory as potential sources of cash. The Company expects to also pursue other non-operating sources of funds such as increased factoring of accounts receivable, increased subsidiary lines of credit or, if necessary, undertake an asset disposition program.

    The Company believes that operating cash flow, non-operating sources of funds, and other new financing will enable the Company to continue to meet its obligations, however, there is no assurance that management's plans will be successful or what other actions might be necessary.

RESULTS OF OPERATIONS

    TWELVE MONTHS ENDED MARCH 31, 1996 ("FISCAL 1996") COMPARED WITH THE TWELVE MONTHS ENDED MARCH 31, 1995 ("FISCAL 1995")

    The Company's 1996 operating income, excluding the amortization of intangibles and revaluation of reorganization intangibles, has declined from $40.3 million and $55.7 million for fiscal 1995 and 1994, respectively, to $17.0 million in fiscal 1996. However, the Company has reported three consecutive years of operating income excluding amortization of intangibles and reevaluation of reorganization costs. Despite some progress, the transformation of the business and corresponding improved operating results have been slower than originally anticipated. Fiscal 1996 results did not achieve the operating levels achieved in fiscal 1995, primarily as a result of shortfalls in anticipated revenues and margins.

    The following table sets forth the Company's revenues and gross margins for its product groups for fiscal 1996 and fiscal 1995 ($ in millions):

                 Revenues              Gross Margin           Gross Margin %
                 --------              ------------           --------------
            1996        1995        1996        1995         1996        1995
            ----        ----        ----        ----         ----        ----

Networks    $397.2      $433.7       $92.1      $122.4       23.2%       28.2%
Storage       66.3        96.2        18.2        30.9       27.5%       32.1%
Service      346.1       351.6        82.6        96.6       23.9%       27.5%
Other         24.5        28.3         9.6         8.8       39.2%       31.1%
          --------    --------    --------    --------    --------    --------
Total       $834.1      $909.8      $202.5      $258.7       24.3%       28.4%
          --------    --------    --------    --------    --------    --------
          --------    --------    --------    --------    --------    --------


    Networks revenues and gross margins declined when compared to fiscal 1995 as sales of network connectivity products have grown 31% but not enough to offset the 26% decline in the sales of traditional fixed function display and mainframe network products. While revenues from personal computer products have remained relatively unchanged in the current year, gross margin dollars have experienced a decline of 16% due to price competition. The decline in sales of traditional fixed function display and mainframe network products was in line with Company expectations as the market place continues to move quickly to open systems. Since these products are among the Company's highest margin products, the decline in their revenues had a significant unfavorable impact on gross margin dollars and percentages in fiscal 1996. The Company expects growth in the sales of network connectivity products next year as the market continues to move to open systems.

    Storage revenues declined 31% in fiscal 1996 when compared to fiscal 1995. The decline was primarily attributed to decreased sales of stand-alone tape and tape library products in the current year. Sales of midrange storage products were adversely affected by the Company's delayed launch of new products and competitor announcements of new advanced products which further slowed sales. Storage margins as a percentage of revenues when compared to the prior year declined in the current year primarily as a result of price competition.

    Service revenues have decreased slightly in fiscal 1996 when compared to fiscal 1995 as the growth in advanced services revenue was exceeded by the decline in revenues from traditional maintenance. Service gross margins as a percentage of revenues declined as a result of increased price competition and the change in mix of services provided. In fiscal 1996, margins suffered as the decline in high margin traditional maintenance contracts has largely been replaced with lower margin subcontracted services for cabling and third party maintenance contracts partially offset by increased revenues from higher margin advanced services products such as network design, support, and installation. The Company expects the continued erosion of traditional maintenance contract revenues and continued growth in the advanced services market. To capitalize on the Company's strengths and reduce the gross margin impact of these trends, a highly trained and experienced consulting services group has been established to especially focus resources and target opportunities to provide services to the higher margin segments of the growing advanced services market.

    Other revenues have declined in the current year as a result of declines in brokerage and media, while margins were relatively flat due to the increase of higher margin revenues.

    The Company estimates that the weaker U.S. dollar, when compared with the prior year, favorably affected revenues approximately $24.6 million and margins approximately $9.1 million in the current year.

    Selling, general and administrative expenses in fiscal 1996 declined $35.7 million when compared to fiscal 1995. The decline reflects the impact of re-engineering processes to reduce administrative costs and reductions provided by the Company's transition from a hardware manufacturer to a solutions provider which requires less investment in development and engineering. Additionally, the continued effect of the Company's cost reduction programs have favorably affected selling, general and administrative expenses in the current year. The weaker U.S. dollar, when compared with the prior year, unfavorably affected selling, general and administrative expenses by approximately $4.5 million when compared with fiscal 1995. Management will continue to take actions to reduce operating costs to a level commensurate with the level of expected future revenues.

    Other income and expenses for fiscal 1996 reflect a net other income of $4.5 million, compared with a net other expense of $2.5 million in fiscal 1995. The increase in the current year is attributed to increased foreign currency gains and gains recognized from the sale of assets.

    Interest expense has declined slightly when compared with the prior year. Interest includes amounts paid in respect to off balance sheet financing of accounts receivable. Due to an amendment entered into during the fourth quarter of fiscal year 1996, the potential discount available under the Credit Facility was eliminated and as such, the Credit Facility debt was adjusted to reflect the full principal amount due, thereby resulting in a charge to expense of $12.8 million. The Company accreted $7.9 million during fiscal 1996 for the loss of debt forgiveness prior to the signing of the amendment in the fourth quarter.

    The Company does not believe that inflation has had a material impact on its results of operations.

    TWELVE MONTHS ENDED MARCH 31, 1995 ("FISCAL 1995") COMPARED WITH THE TWELVE MONTHS ENDED MARCH 31, 1994 ("FISCAL 1994")

    The Company's 1995 operating income, excluding the amortization of intangibles and realignment costs, has improved from a loss of $57.0 million in fiscal 1993 to a gain of $40.3 million and $55.7 million for fiscal 1995 and 1994, respectively, all calculated on the same basis. Fiscal 1995 results did not achieve the operating levels achieved in fiscal 1994 nor the operating results anticipated in the Company's forecast of operations included in the Reorganization Plan, primarily as a result of shortfalls in anticipated revenues and margins.

    The following table sets forth the Company's revenues and gross margins for its product groups for fiscal 1995 and fiscal 1994 ($ in millions):


                 Revenues              Gross Margin           Gross Margin %
                 --------              ------------           --------------
            1995        1994        1995        1994         1995        1994
            ----        ----        ----        ----         ----        ----

Networks    $433.7      $491.3      $122.4      $156.3       28.2%       31.8%
Storage       96.2       125.2        30.9        34.6       32.1%       27.6%
Service      351.6       348.1        96.6       107.6       27.5%       30.9%
Other         28.3        51.0         8.8        11.4       31.1%       22.3%
          --------    --------    --------    --------    --------    --------
Total       $909.8    $1,015.6      $258.7      $309.9       28.4%       30.5%
          --------    --------    --------    --------    --------    --------
          --------    --------    --------    --------    --------    --------

    Networks revenues and gross margins declined when compared to fiscal 1994 as sales of network connectivity products have grown 52% but not enough to offset the 30% decline in the sales of traditional fixed function display and mainframe network products. Revenues and gross margins from personal computer products have remained relatively unchanged in the current year. The decline in sales of traditional fixed function display and mainframe network products has been faster than expected as the market place continues to move quickly to open systems. Since these products are among the Company's highest margin products, the decline in their revenues had a significant unfavorable impact on gross margin dollars and percentages in fiscal 1995. The Company expects the decline in revenues from traditional fixed function display and mainframe network products and growth in the sales of network connectivity products to continue as the market continues to move to open systems.

    Storage revenues declined 23% in fiscal 1995 when compared to fiscal 1994. The decline was primarily attributed to the phase-out sale of mainframe disk storage products in the prior year and lower than expected sales of midrange storage products in the current year. Sales of midrange storage products were adversely affected by the Company's delayed launch of new products and competitor announcements of new advanced products which further slowed sales. Storage margins as a percentage of revenues when compared to the prior year improved in the current year primarily as a result of improved margins achieved on the sale of tape and tape library products and from sales of new disk array products.

    Service revenues have increased slightly in fiscal 1995 when compared to fiscal 1994 as the growth in advanced services revenue exceeded the decline in revenues from traditional maintenance. Service gross margins as a percentage of revenues declined however, as a result of increased price competition and the change in mix of services provided. In fiscal 1995, margins suffered as the decline in high margin traditional maintenance contracts has largely been replaced with lower margin subcontracted services for cabling and third party maintenance contracts partially offset by increased revenues from higher margin advanced services products such as network design, support, and installation. The Company expects the continued erosion of traditional maintenance contract revenues and continued growth in the advanced services market. To capitalize on the Company's strengths and reduce the gross margin impact of these trends, a highly trained and experienced consulting services group has been established to especially focus resources and target opportunities to provide services to the higher margin segments of the growing advanced services market.

    Other revenues and margins have declined in the current year as a result of declines in brokerage, media and original equipment manufactured parts sales.

    The Company estimates that the weaker U.S. dollar, when compared with the prior year, favorably affected revenues approximately $24.0 million and margins approximately $14.0 million in the current year.

    Selling, general and administrative expenses in fiscal 1995 declined $32.7 million when compared to fiscal 1994. The decline reflects the impact of re-engineering processes to reduce administrative costs and reductions provided by the Company's transition from a hardware manufacturer to a solutions provider which requires less investment in development and engineering. Additionally, the continued effect of the Company's cost reduction programs have favorably affected selling, general and administrative expenses in the current year. The weaker U.S. dollar, when compared with the prior year, unfavorably affected selling, general and administrative expenses by approximately $4.0 million when compared with fiscal 1994. Management will continue to take actions to reduce operating costs to a level commensurate with the level of expected future revenues.

    Effective October 31, 1994, the Company suspended indefinitely the accrual of benefits under its U.S. defined benefit pension plan. This suspension was accounted for as a curtailment under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." This curtailment resulted in the Company recording a gain of $9.7 million during fiscal 1995.

    Other income and expenses for fiscal 1995 reflect a net other expense of $2.5 million, compared with a net other income of $4.2 million in fiscal 1994. The decline in the current year is attributed to increased foreign currency losses and a decrease in the gains recognized from the sale of assets. These declines were partially offset by decreased equity losses from investments and increased royalty income in the current year.

    Amortization of intangibles significantly increased when compared with the prior year due to the approval of the Reorganization Plan which required the application of "fresh start" reporting for the Company (See Note 2 of the March 31, 1996 Consolidated Financial Statements). The Company's reorganization value in excess of amounts allocated to identifiable assets was amortizing over a thirty year period prior to the application of "fresh start". The Reorganized Company is amortizing the reorganization value in excess of amounts allocated to identifiable assets over a three year period. During the fourth quarter of fiscal year 1996, the Company wrote-off the reorganization value in excess of amounts allocated to identifiable assets
(see Note 2 of the March 31, 1996 Consolidated Financial Statements).

    Interest expense has significantly declined when compared with the prior year due to the successful restructuring of the Company's indebtedness which converted a significant portion of debt to equity. Interest includes amounts paid in respect to off balance sheet financing of accounts receivable.

    The Company does not believe that inflation has had a material impact on its results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated financial statements for the Company, notes thereto and related schedules are annexed hereto as pages 27 through 56. An index to such materials is set forth at page 24.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company was formed in 1986 under Netherlands law and, since its formation, has had a voluntary two-tier management system consisting of a Management Board and a Supervisory Board. The Management Board is responsible for the management and operation of the Company and for its dealings with third parties. Each member of the Management Board has the power to represent and legally bind the Company. The Supervisory Board assists the Management Board by rendering advice and supervises the policy of the Management Board and the general business of the Company. Members of the Supervisory Board do not have the power to represent or legally bind the Company. The members of both the Management Board and the Supervisory Board are appointed by the stockholders of the Company. Under the laws of the Netherlands, the Company is not required to have a Supervisory Board. The Company maintains the Supervisory Board, which may consist only of individuals who are not members of the Management Board, to assure adequate supervision of the policy of the Management Board and the general business of the Company.

SUPERVISORY BOARD

    The following information is furnished with respect to each incumbent member of the Supervisory Board. All members are citizens of the United States and have served on the Supervisory Board since June 1994 except Catherine Y. Selleck who was elected to the Supervisory Board on September 30, 1994. Hon. Peter H. Dailey resigned from the Supervisory Board as of March 31, 1996 to become the Company's Chief Executive Officer. Each member of the Supervisory Board is entitled to receive a $25,000 annual fee and $1,000 per diem (including travel time) plus reimbursement for all out-of-pocket expenses incurred in connection with attendance at meetings of the Supervisory Board and committees of the Supervisory Board. The amount of these fees was set by the stockholders of the Company.

    HON. PETER H. DAILEY, 66, has been the Chairman of Enniskerry Financial Ltd. since 1985. He was previously United States Ambassador to Ireland and Special Envoy to NATO, and thereafter was a member of the President's Advisory Commission on Arms Control and Disarmament. He also served as Vice Chairman of the Interpublic Group of Companies and the Dailey Group. Mr. Dailey is currently a director of Chicago Title and Trust Company, Sizzler International, Inc., Pinkerton's, Inc., and Jacobs Engineering Group Inc. Also, Mr. Dailey previously also served as a director of the Walt Disney Company and the Interpublic Group of Companies.

    HAROLD FIRST, 60, has been an independent financial consultant since
January 1993. From December 1990 through December 1992, Mr. First was the Chief Financial Officer of Icahn Holding Corp. Mr. First is currently a director of Taj Mahal Realty Corporation, Tel-Save Holdings, Inc. and Cadus Pharmaceutical Corporations. Mr. First also previously served as a director of ACF Industries, Inc., American Property Investors, Inc., Trans World Airlines, Inc., and Taj Majal Holding Corporation.

    MICHAEL S. GROSS, 35, is one of the founding principals of Apollo Advisors, L.P. which, together with certain affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P., and the recently formed Apollo Investment Fund III, L.P. (collectively, the "Apollo Funds"), private securities investment funds, and of Lion Advisors, L.P. which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Prior to 1990, Mr. Gross was an investment banker with Drexel Burnham Lambert Incorporated. Mr. Gross is currently a director of Buster Brown Apparel, Inc., Converse, Inc., The Florsheim Shoe Company, Furniture Brands International, Inc., Profitt's, Inc., and UROHEALTH, Inc.

    JOSHUA J. HARRIS, 32, has been a limited partner of Apollo Advisors and Lion Advisors since 1990. Apollo Advisors, together with certain affiliates, acts as managing general partner of the Apollo Funds. Lion Advisors acts as financial advisory to and representative for certain institutional investors with respect to securities investments. Mr. Harris is currently a director of Brueners Home Furnishings, Inc., Converse, Inc., The Florsheim Shoe Company, Inc., and Furniture Brands International, Inc.

    WALTER J. HUMANN, 58, has been with Hunt Consolidated, Inc., since 1975. During that period he has held various executive positions, including Director, Chief Operating Officer, and Chairman of the Executive Committee. Earlier, he was Vice President for commercial operations, LTV Corporation. He has degrees
from M.I.T., Harvard Business School, and SMU Law School.   Mr. Humann is
currently a director of the RAND Corporation. Mr. Humann previously also served as a director of various manufacturing, service, and financial organizations.

    JAMES E. OUSLEY, 50, has been employed by the Control Data Corporation since 1968 in a number of positions, including Chief Executive Officer and President of Control Data Systems, Inc., from 1992 to the present, President, Computer Products Group from 1989 to 1991, Vice President - Marketing and Sales, Computer Products Group in 1989, Vice President - World Wide Sales and Services, Imprimus Technology Incorporated from 1988 to 1989, and Vice President - Sales and Strategies Alliance, Data Storage Products Group from 1987 to 1988. Mr. Ousley is currently a director of Control Data Systems, Inc., and Metaphase Technology, Inc.

    CATHERINE Y. SELLECK, 62, has been an independent consultant to the computer industry since January 1994. From January 1992 through January 1994, Ms. Selleck was the President and Chief Executive Officer of Metaphor, Inc. Ms. Selleck is currently a director of Right Management Consultants, Inc. Previously, Ms. Selleck held several executive positions with IBM Corporation, including Corporate Director of Office and Decision Support Systems from 1989 to 1991, Vice President, Field Operations, National Distribution Divisions from 1986 to 1988, and Vice President, Information Systems and Administration, National Distribution Division from 1984 to 1985.

MANAGEMENT BOARD

    The following information is furnished with respect to each incumbent member of the Management Board. All executive authority to make policy decisions emanates from the Management Board.

    DAVID J. FAULKNER, 57, is the Managing Director and the Chief Financial Officer of the Company. He is also the Chief Financial Officer of Memorex Telex Corporation and the Vice Chairman of its Board of Directors. Mr. Faulkner has served as Chief Financial Officer of the Company since October 1989. Prior to his employment with the Company, Mr. Faulkner was a Senior Partner with Arthur Young & Co. Mr. Faulkner is a citizen of the United States.

    ABN Trustcompany (Nederland) B.V. ("ABN") also serves as a member of the Management Board. Under a management agreement, ABN performs certain administrative functions for the Company. The management agreement provides for the payment by the Company of an annual management fee of DFL. 10,000, an annual
administration fee of     DFL. 2,000, and the out-of-pocket expenses incurred by
ABN in the performance of its duties. The management agreement may be terminated by either party upon 30-day notice given prior to each anniversary date. In addition, ABN may resign as a member of the Management Board at any time by giving two months notice to the other members of the Management Board.

    Hon. Peter H. Dailey resigned from the Supervisory Board as of March 31, 1996 to become the Company's Chief Executive Officer. The Supervisory Board of the Company intends to nominate Mr. Dailey for election to the Management Board of the Company at the annual general meeting of stockholders of the Company to be held no later than September 30, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table provides information about the compensation for Messrs. Gumucio, Faulkner, Morin, (the "Named Executive Officers").


                              SUMMARY COMPENSATION TABLE



                                                                                              LONG TERM
                                                          ANNUAL COMPENSATION (2)            COMPENSATION
                                                 -----------------------------------------  --------------
                                                                                                AWARDS
                                                                                  OTHER     --------------            ALL
                                                                                  ANNUAL      SECURITIES             OTHER
                                                                                  COMPEN-     UNDERLYING             COMPEN-
                                                                                  SATION       OPTIONS/              SATION
   NAME AND PRINCIPAL POSITION         YEAR         SALARY         BONUS            (3)          SARS                  (5)
   ---------------------------         ----         ------         -----       ------------ --------------          --------
Marcelo A. Gumucio                     1996      $  800,000    $   412,500    $   186,307              0           $   1,585
  Chairman, President and              1995         800,000        420,000        441,800        875,000  (4)          1,480
  Chief Executive Officer (1)          1994         900,000      1,000,000                                               600

David Faulkner                         1996         400,000        226,125         16,125              0               9,500
  Vice Chairman and Chief              1995         400,000        120,000        370,000        150,000  (4)          2,225
  Financial Officer                    1994         500,000        500,000                                               600

Rudolph G. Morin                       1996         305,760        155,387              0              0              11,307
  Senior Vice-President (6)            1995         315,000         75,000        292,633         50,000  (4)          1,745


- - - ------------------------------
(1) Mr. Gumucio resigned from  the Company in  March 1996.
(2) Compensation information  is provided for fiscal 1996, 1995, and 1994.
(3) The amounts listed, for 1995, include discretionary relocation allowances $387,000 for Mr. Gumucio, $370,000 for Mr. Faulkner and $292,633 for Mr. Morin.. The amounts listed for 1996 include discretionary relocating allowances of $132,461 for Mr. Gumucio and $16,125 for Mr. Faulkner. Mr. Gumucio also received $53,846 in vacation allowance.
(4) The numbers listed are for employee stock options granted during fiscal 1995. As of March 31, 1995, no options have been exercised.
(5) The amounts listed are contributions paid by the Company to their 401(k) plan for the benefit of each of Messrs. Gumucio, Faulkner, and Morin.
(6) Mr. Morin resigned from  the Company in  March 1996.

EMPLOYMENT CONTRACTS

    The Company has entered into employment agreements with Messrs. Dailey and Faulkner. The following is a summary of the principal terms of these agreements.

    The term of Mr. Dailey's employment agreement as the Chief Executive
Officer of the Company commenced on April 1, and will continue until March 31, 1997. This initial term will be automatically renewed for successive one year periods unless either party provides the other with three (3) months notice of termination. Mr. Dailey is entitled to an annual base salary of $500,000 and an annual incentive bonus of up to 100% of his base salary, based upon performance goals. The employment agreement provides for the grant of options to purchase 250,000 shares of the Company's common stock in accordance with the terms of the Company's Amended and Restated Stock Option Plan for Management. The employment agreement also provides for the participation in all employee incentive and benefit programs of the Company including the Company's pension plan, and certain perquisites. Upon any termination of Mr. Dailey's employment by the Company without cause, he will be entitled to continued payments of his then-current annual base salary for the current term of employment.

    The current employment agreement for Mr. Faulkner provides for his employment as Vice Chairman, Chief Financial Officer, and Managing Director of the Company. Mr. Faulkner receives an annual base salary of $400,000 and participates in the Company's management incentive plan, stock option plan, and U.S. employee benefits program. The employment agreement provides for a guaranteed incentive plan payment of $180,000 for the fiscal year ending March 31, 1997. Mr. Faulkner's employment may be terminated by either party upon 60-day notice. Upon any termination of Mr. Faulkner's employment by the Company without cause he will be entitled to a severance payment equal to his then current annual base salary. The employment agreement further provides for a two year severance payment if he is terminated without cause within twelve months of a change in control or a fundamental securities transaction. Upon any termination by the Company without cause, Mr. Faulkner in entitled to certain healthcare benefits, outplacement assistance of up to $25,000, and relocation assistance. "Change in control" is defined to include (i) any person or group, other than current shareholders or debtholders, becoming the beneficial owner of at least 35% of the Company's voting stock, if Mr. Faulkner is terminated within 60 days thereafter, or 50% of the Company's voting stock, (ii) any adoption of a liquidation plan by the Company, and (iii) any disposition of the business of the Company by sale, merger, consolidation, or other transaction. Fundamental Securities Transaction is defined to mean the purchase or agreement to purchase by any person or group any securities, whether convertible to common stock or not, which carries with it the right of the purchasing person or group to purchase 35% or more of the Company's voting capital securities at any time.

PENSION PLANS

    The Company does not maintain a unified pension plan for its employees, but rather maintains separate pension plans in most of the countries in which the Company or its subsidiaries operate.

    The pension plan for the United States is the Memorex Telex Employees' Pension Plan (the "Pension Plan"). The following table shows the estimated annual benefits payable upon retirement, assuming the final average compensation and years of service indicated.


                                  PENSION PLAN TABLE


Remuneration                              Years of Service
- - - ------------                 -----------------------------------------------
                               15        20        25        30        35
                             -------   -------   -------   -------   -------

$125,000                     $26,302   $35,069   $43,836   $52,603   $61,370
$150,000 and above           $31,927   $42,569   $53,211   $63,853   $74,495


    Benefits are calculated based on the following formula: 1% of Final Average Compensation times Years of Service (maximum 35 years), plus 0.5% of Final Average Compensation in excess of Social Security Covered Compensation times Years of Service (maximum 35 years). The foregoing table takes into account the earnings limit of $150,000 for qualified defined benefit pension plans imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, which provision became effective on January 1, 1994. Benefits shown in the table are not subject to reduction for social security benefits or other offsetting amounts. Benefits under the Pension Plan vest after five years of service. Covered compensation includes salaries and bonus awards from participation in the Company's management bonus plan up to the maximum recognizable compensation permitted for qualified pension plans. On October 31, 1994 benefit accrual in the pension plan was suspended. The foregoing table reflects the years of service, Final Average Compensation, and Covered Compensation as of October 31, 1994.

    Mr. Faulkner is a participant in the Pension Plan. Mr. Faulkner is also entitled to supplemental retirement benefits. The estimated annual benefits payable to Mr. Faulkner under the Pension Plan upon retirement at age 65 are $8,944, and under his supplemental retirement benefit agreement at age 60 are $24,013.


                     STOCK OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

    There were no new stock option grants for the period ending March 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of May 31, 1996, with respect to the beneficial ownership of shares of the Common Stock by all persons believed by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, by the Named Executive Officers, by members of the Management Board and Supervisory Board, and by all Named Executive Officers, all members of the Management Board and Supervisory Board and the nominee for the Supervisory Board as a group. The information set forth below is based upon the Company's records, and information obtained by the Company from the persons named below:


                                              NUMBER OF SHARES        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED       CLASS (1)
- - - ------------------------------------        --------------------     -----------

Apollo Investment Fund. L.P.
  c/o CIBC Bank and Trust Company
     (Cayman) Limited
  Edward Street
  Georgetown,  Grand Cayman
  Cayman Islands
  British West Indies

            -and-

Lion Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York  10577                             4,255,279 (2)     14.38%

Carl C. Icahn
  100 South Bedford Road
  Mount Kisco, New York  10549                          2,201,248 (3)      7.44%

Hon. Peter H. Dailey                                      250,000 (4)         *

David J. Faulkner                                         150,000 (5)         *

All Named Executive Officers, members of the
Management Board and Supervisory Board and
nominee for the Supervisory Board, as a group
(12 persons)                                            1,075,000 (6)      3.63%



*    Less than 1%.

(1) Based upon the aggregate number of shares of Common Stock outstanding and the number of shares of Common Stock issuable upon exercise of stock subscription warrants (the "$2.00 Warrants") to purchase shares of Common Stock at $2 per share, issuable upon exercise of stock subscription warrants (the "$14.00 Warrants") to purchase shares of Common Stock at $14 per share, and issuable upon exercise of stock options granted under the Company's Stock Option Plan.

(2) Includes (i) 3,465,847 shares of Common Stock, (ii) 512,148 shares of Common Stock issuable upon exercise of $2.00 Warrants, and (iii) 277,284 shares of Common Stock issuable upon exercise of $14.00 Warrants. Apollo Investment beneficially owns 904,738 shares of Common Stock, $2.00 Warrants representing the right to purchase 134,840 shares of Common Stock, and $14.00 Warrants representing the right to purchase 59,479 shares of Common Stock. AIF beneficially owns 601,219 shares of Common Stock and $2.00 Warrants representing the right to purchase 89,604 shares of Common Stock. The managing general partner of both Apollo Investment and AIF is Apollo Advisors, and the administrative general partner of both Apollo Investment and AIF is Apollo Fund Administration Limited. Lion Advisors, beneficially owns, for the benefit of certain investment accounts, 1,959,890 shares of Common Stock and $2.00 Warrants representing the right to purchase 287,704 shares of Common Stock. and $14.00 Warrants representing the right to purchase 217,805 shares of Common Stock. Lion Advisors has sole voting and dispositive power with respect to such investment accounts.

(3)  Includes (i) 2,065,541 shares of Common Stock, and (ii) 135,707 shares of
     Common Stock issuable upon exercise of $14.00 Warrants.   Tortoise Corp.
     ("Tortoise") beneficially owns 2,187,075 shares of Common Stock, and Chelonian Corp. ("Chelonian") beneficially owns 14,173 shares of Common Stock (including in each case shares of Common Stock issuable upon exercise
     of $14.00 Warrants).   Tortoise is a wholly-owned subsidiaries of
     Chelonian. Chelonian is a wholly-owned indirect subsidiary of Highcrest Investors Corp., which is approximately 99.5% owned by Icahn Holding Corporation. Mr. Icahn is the sole stockholder of Icahn Holding Company.

(4) Includes 250,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's Stock Option Plan.

(5) Includes 150,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's Stock Option Plan.

(6) Includes 1,075,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's Stock Option Plan. Does not include 4,255,242 shares of Common Stock beneficially owned by Apollo Investment, AIF, and Lion Advisors, with which Messrs. Gross and Harris are associated. See "Supervisory Board - Incumbent Members of the Supervisory Board." Messrs. Gross and Harris disclaim beneficial ownership of the shares of Common Stock owned beneficially by Apollo Investment, AIF, and Lion Advisors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.   Consolidated Financial Statements:
          Report of Ernst & Young LLP,  Independent Auditors
          Consolidated Balance Sheets at March 31, 1996 and 1995
          Years ended March 31, 1996, 1995 and 1994:
               Consolidated Statements of Operations
               Consolidated Statements of Cash Flows
               Consolidated Statements of Changes in Stockholders' Equity (Deficit)

          Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule, years ended March 31, 1996, 1995 and 1994:

          Schedule II               Valuation and Qualifying Accounts

     All other schedules have been omitted because the information is not applicable or is not material or has been included in the Consolidated Financial Statements or the notes thereto.

(b)   REPORTS ON FORM 8-K

     On April 4, 1996, the registrant filed a current report on Form 8-K reporting the resignation of Marcelo Gumucio, on March 19, 1996, as Chief Executive Officer and as a Member of the Management Board of the Company. Effective March 31, 1996, Peter H. Dailey, who had previously been Chairman of the Company's Supervisory Board, became its Chief Executive Officer.

     Additionally, effective March 22, 1996, Memorex Telex Corporation, a subsidiary of the Company, entered into a Credit and Guaranty Agreement with Foothill Capital Corporation pursuant to which it borrowed $12 million through a two-year term loan facility to be used for the purchase of additional inventory.

     In connection with the Foothill Agreement, the Company sought and received from its existing lenders a modification of the existing credit facility deferring interest payments accruing prior to March 31, 1996, and scheduled principal payments until maturity of the Foothill Agreement. In consideration for the modification, the Company agreed to additional covenants which include additional reporting and financial conditions and an increase in the effective interest rate of 1%.

(c)   EXHIBITS
2.1*         Disclosure Statement dated January 6, 1994.
2.2*         Joint Plan of Reorganization confirmed by the United States
             Bankruptcy Court for the District of Delaware on March 14, 1994,
             and effective on March 24, 1994.
3.1**        English translation of Restated Articles of Association of Memorex
             Telex N.V.
4.1*         Specimen Certificate for common stock, DFL. 0.10 nominal value per share, of the Company.
4.2*         Form of $2.00 Warrant.
4.3*         Form of $14.00 Warrant.
10.11*       Management Agreement dated as of October 23, 1986, between ABN
             Trust Company and Memorex Telex N.V.
10.12*       Technology Transfer Agreement dated as of May 11, 1990 between
             Memorex Telex Corporation and American Telephone and Telegraph
             Company (the "AT&T Agreement").
10.13**      Settlement Agreement and Stipulation dated as of February 5, 1992, between Memorex Telex Corporation, Memorex Corporation and Tulsa
             Computer Products, Ltd. and the Department of Justice.
10.14***     Amending Agreement dated February 3, 1994 to the AT&T Agreement.
10.15***     Restructured Credit and Guaranty Agreement dated as of March 24,
             1993 among certain subsidiaries of the Company as Borrowers and
             Guarantors, the Company as Guarantor, the Lenders listed therein and Morgan Guaranty Trust Company of New York as Agent.
10.15(a)**** Amendment No. 1 to the Restructured Credit and Guaranty Agreement. 10.15(b)**** Amendment No. 2 to and Waiver under the Restructured Credit and
             Guaranty Agreement.
10.15(c)     Amendment and Waiver No. 3 under Restructured Credit and Guaranty
             Agreement.
10.15(d)     Amendment No. 4 to Restructured Credit and Guaranty Agreement.
10.15(e)     Amendment No. 5 to Restructured Credit and Guaranty Agreement.
10.15(f)     Amendment No. 6 to Restructured Credit and Guaranty Agreement.
10.21**      Employment Agreement dated as of November 4, 1992, between the
             Company and Marcelo A. Gumucio.
_____________________________________
     *       Previously filed as an Exhibit to the Company's Registration
             Statement on Form S-4 (Registration No. 33-67988) and incorporated herein by reference.

     ** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1993 and incorporated herein by reference.

     *** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1994 and incorporated herein by reference.

     **** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1995 and incorporated herein by reference.

10.21(a)**** Amendment No. 1 effective as of April 1, 1995 to the Employment
             Agreement made as of November 4, 1992, between the Company and
             Marcelo A. Gumucio.
10.22***     Employment Agreement dated as of June 29, 1993, between the Company and Rudolph G. Morin.
10.23***     Employment Agreement dated as of April 1, 1994, between the Company and David J. Faulkner.
10.23(a)***  Amended and Restated Employment Agreement effective as of April 1,
             1995, between the Company and David J. Faulkner.
10.23(b)     Employment Agreement dated as of April 1, 1996, between the Company and Peter H. Dailey.
10.24        Credit and Guaranty Agreement dated as of March 5, 1996 among certain subsidiaries of the Company as borrowers and guarantors, the Company as guarantor and Foothill Capital Corporation.
23.1         Consent of Ernst & Young LLP, Independent Auditors
27           Financial Data Schedule
- - - -------------------------------------
     ***     Previously filed as an Exhibit to the Company's Annual Report on
             Form 10-K for the Fiscal Year Ended March 31, 1994 and incorporated herein by reference.

     **** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1995 and incorporated herein by reference.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Supervisory Board
Memorex Telex N.V.

     We have audited the accompanying consolidated balance sheets of Memorex Telex N.V. and subsidiaries (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Memorex Telex N.V. and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that Memorex Telex N.V. will continue as a going concern which contemplates realization of assets and the liquidation of liabilities in the ordinary course of business. During the 1996 fiscal year, the Company incurred significant negative operating cash flow and as of March 31, 1996, has a significant working capital deficiency which includes significant debt repayment obligations during fiscal year 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Memorex Telex N.V. plans to deal with these issues as described in Note 1, Financial Condition and Future Financial Plans. The financial statements do not include any adjustments of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP

Dallas, Texas
June 28, 1996

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                    MAR. 31, 1996  MAR. 31, 1995
                                                    -------------  -------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents including restricted
    deposits and guarantees of $7,592 and $14,669
    at March 31, 1996 and 1995, respectively         $   26,838     $   36,886
  Accounts receivable, less allowance for doubtful
    accounts of $10,161 and $12,357 at
    March 31, 1996 and 1995, respectively               108,021        113,213
  Inventories, primarily finished goods                  34,891         30,730
  Service parts                                          31,697         35,765
  Other current assets                                    4,104          3,756
                                                      ---------      ---------
Total current assets                                    205,551        220,350

Property, plant and equipment, net                       28,622         33,866
Reorganization value in excess of amounts
   allocable to identifiable assets, net                      0        250,245
Other assets                                             33,995         32,005
                                                      ---------      ---------
                                                     $  268,168     $  536,466
                                                      ---------      ---------
                                                      ---------      ---------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current debt obligations                          $   114,578      $  15,960
  Accounts payable                                      119,197        119,997
  Accrued liabilities                                   169,098        183,262
                                                      ---------      ---------
Total current liabilities                               402,873        319,219

Debt obligations                                          4,903         71,475
Other long-term liabilities                             137,743        176,599
Stockholders' Deficit:
  Common stock, 124,996,000 shares each with a
     nominal value of ten Dutch cents (DFL 0.10)
     authorized; 25,076,665 and 25,053,296 shares
     issued and outstanding in 1996 and 1995,
     respectively                                         1,338          1,336
  Additional paid-in capital                             73,726         73,702
  Accumulated deficit                                  (354,749)      (108,011)
  Foreign currency translation adjustment                 2,334          2,146
                                                      ---------      ---------
Total stockholders' deficit                            (277,351)       (30,827)
                                                      ---------      ---------
                                                     $  268,168     $  536,466
                                                      ---------      ---------
                                                      ---------      ---------


                             See accompanying notes.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except for share amounts)

                                                                                    PREDECESSOR
                                                          REORGANIZED COMPANY         COMPANY
                                                      ----------------------------  -----------
                                                                 Year Ended March 31,
                                                      -----------------------------------------
                                                          1996           1995     |      1994
                                                      -----------    -----------  |  -----------
                                                                                  |
Revenues                                              $   834,053    $   909,751  |  $ 1,015,574
Cost of revenues                                          631,593        651,027  |      705,660
                                                      -----------    -----------  |  -----------
  Gross margin                                            202,460        258,724  |      309,914
Selling, general, and administrative expenses             189,982        225,676  |      258,400
Curtailment gain on benefit plan                                0         (9,744) |            0
Amortization of intangibles                               224,456        125,122  |       23,459
Other (income) expenses, net                               (4,503)         2,530  |       (4,192)
                                                      -----------    -----------  |  -----------
  Operating income (loss)                                (207,475)       (84,860) |       32,247
Interest income                                             1,281          1,083  |        3,344
Interest expense                                          (19,844)       (20,127) |     (100,433)
Accretion of debt forgiveness discount                    (20,700)             0  |      (20,455)
                                                      -----------    -----------  |  -----------
  Loss before reorganization items and                                            |
     income taxes                                        (246,738)      (103,904) |      (85,297)
Reorganization items:                                                             |
   Fair value adjustments                                       0              0  |     (342,712)
   Loss on restructuring of operations                          0              0  |      (51,558)
   Reorganization related professional fees                     0              0  |      (12,266)
                                                      -----------    -----------  |  -----------
  Loss before income taxes                               (246,738)      (103,904) |     (491,833)
Provision for income taxes                                      0         (4,107) |      (10,158)
                                                      -----------    -----------  |  -----------
  Loss before extraordinary items                        (246,738)      (108,011) |     (501,991)
Extraordinary item, gain on extinguishment of debt              0              0  |      728,996
                                                      -----------    -----------  |  -----------
  Net income (loss)                                   $  (246,738)   $  (108,011) |  $   227,005
                                                      -----------    -----------  |  -----------
                                                      -----------    -----------  |  -----------
Net loss per common share                             $     (9.84)   $     (4.32) |         *
Weighted average common shares outstanding             25,068,626     25,014,724  |         *


                             See accompanying notes.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    PREDECESSOR
                                                          REORGANIZED COMPANY         COMPANY
                                                      ----------------------------  -----------
                                                                 Year Ended March 31,
                                                      -----------------------------------------
                                                          1996           1995     |      1994
                                                      -----------    -----------  |  -----------
                                                                                  |
Cash flows from operating activities:                                             |
     Loss before extraordinary item                   $  (246,738)   $  (108,011) |  $  (501,991)
                                                                                  |
Adjustments to reconcile loss before extraordinary                                |
   item to net cash provided (used) by operating                                  |
   activities:                                                                    |
     Depreciation and amortization                        235,032        135,171  |       38,359
     Gain from asset sales                                 (6,549)             0  |            0
     Curtailment gain on benefit plan                           0         (9,744) |            0
     Accretion of debt forgiveness discount                20,700              0  |       20,455
     Realignment and reorganization charges                     0              0  |      397,520
     Interest on 10% Senior Guaranteed Notes,                                     |
        paid in additional notes                                0              0  |       28,176
     Changes in components of working capital                                     |
        excluding short-term debt                           1,265         (7,761) |      (11,114)
     Other long-term liabilities                          (36,929)         8,055  |      (20,900)
     Other assets                                           2,790           (700) |       18,495
     Other                                                      6             (1) |       (2,634)
                                                      -----------    -----------  |  -----------
Net cash provided (used) by operating activities          (30,423)        17,009  |      (33,634)
                                                                                  |
Cash flows from investing activities:                                             |
     Proceeds from asset sales                             13,924         14,173  |       35,238
     Capital expenditures                                  (4,921)        (9,309) |       (6,220)
                                                      -----------    -----------  |  -----------
Net cash provided (used) by investment activities           9,003          4,864  |       29,018
                                                                                  |
Cash flows from financing activities:                                             |
     Issuance of common stock                                  26             38  |            0
     Issuance of debt                                      26,322         37,676  |       23,355
     Redemption of debt                                   (14,976)       (48,028) |      (37,054)
                                                      -----------    -----------  |  -----------
Net cash provided (used) by financing activities           11,372        (10,314) |      (13,699)
                                                      -----------    -----------  |  -----------
                                                                                  |
Net increase (decrease) in cash and cash equivalents      (10,048)        11,559  |      (18,315)
                                                                                  |
Cash and cash equivalents at beginning of year             36,886         25,327  |       43,642
                                                      -----------    -----------  |  -----------
Cash and cash equivalents at end of year              $    26,838    $    36,886  |  $    25,327
                                                      -----------    -----------  |  -----------
                                                      -----------    -----------  |  -----------


                             See accompanying notes.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                       CONSOLIDATED  STATEMENT OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                 Foreign        Total
                                                  Additional      Accum-         Currency    Stockholders'
                                     Common        Paid-in        ulated        Translation     Equity
                                      Stock        Capital        Deficit       Adjustment     (Deficit)
                                      -----        -------        -------       ----------     ---------
PREDECESSOR COMPANY:
- - - --------------------
Balances at March 31, 1993         $    5,455     $  169,667     $ (395,822)    $   (3,270)    $ (223,970)
Net income                                  0              0        227,005              0        227,005
Foreign currency
   translation adjustment                   0              0              0         (3,035)        (3,035)
Issuance of stock and
   application of fresh start
   reporting                           (4,122)       (96,000)       168,817          6,305         75,000
                                   ----------     ----------     ----------     ----------     ----------
REORGANIZED COMPANY:
- - - --------------------
Balances at March 31, 1994              1,333         73,667              0              0         75,000
Issuance of common stock                    3             35              0              0             38
Net loss                                    0              0       (108,011)             0       (108,011)
Foreign currency
   translation adjustment                   0              0              0          2,146          2,146
                                   ----------     ----------     ----------     ----------     ----------
Balances at March 31, 1995              1,336         73,702       (108,011)         2,146        (30,827)
Issuance of common stock                    2             24              0              0             26
Net loss                                    0              0       (246,738)             0       (246,738)
Foreign currency
   translation adjustment                   0              0              0            188            188
                                   ----------     ----------     ----------     ----------     ----------
Balances at March 31, 1996         $    1,338     $   73,726     $ (354,749)    $    2,334     $ (277,351)
                                   ----------     ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------     ----------


                             See accompanying notes.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


1. FINANCIAL CONDITION AND FUTURE FINANCIAL PLANS

    The Company is continuing a comprehensive transformation from a manufacturing to a provider of information technology solutions including the distribution and integration of data network and storage products and the provision of related services. The Company's revenues and gross margins experienced declines of 8.3% and 21.7%, respectively, in fiscal year 1996 as a result of insufficient working capital to accomplish the necessary transformation, thereby causing a level of business activity lower than planned. These declines have not been sufficiently offset by corresponding declines in the operating costs of the Company.

    Management's plans to deal with these working capital and operating issues include the following: 1) Complete the sale of the stock of its operations in Australia, Hong Kong, Singapore, and Taiwan (collectively referred to herein as "Asia/Pacific Operations"), See Note 7 for further discussion, 2) Finalize the agreements in principal with the Credit Facility and Term Loan lenders to cure defaults that exist under these facilities, 3) Obtain additional financing from financial and strategic investors, 4) Continue the transition of the Company as specified in its business plan discussed below, and 5) Sell other operations as necessary. There can be no assurance as to whether management's plans will be successful or what other actions might become necessary.

    The Company's business plan is to continue to transform from a developer and manufacturer of computer hardware to a provider of networking and storage solutions. As part of this transformation, the Company continues to re-engineer its selling, service, product development, fulfillment, and finance and administrative processes. A summary table of remaining reorganization and realignment cost reserves is presented in Note 11. These initiatives should continue to lower costs and are aimed at improving operating cash flow but will require additional funding in order to implement all of the initiatives.

    The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, if it is necessary for the Company to attempt to sell additional operations in order to accomplish management's plans and satisfy its various cash obligations, no assurance can be given that the Company will be able to sell additional operations or if such sales occur the Company will not incur substantial additional losses or incur additional liabilities from such disposition program.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in United States dollars. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain reclassifications were made to the prior years' balances to conform to the current year's presentation.

REORGANIZATION PLAN

    Based on a solicitation of votes completed February 9, 1994, the Company received support from the impaired debt and equity holders for a voluntary plan of reorganization under chapter 11 of the United States Bankruptcy Code. On March 24, 1994 the Company's prepackaged plan of reorganization (the "Reorganization Plan") was confirmed and became effective. The Reorganization Plan was accounted for pursuant to Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no retained earnings or accumulated deficit as of March 31, 1994. Accordingly, the consolidated financial statements for the periods prior to March 31, 1994 (the "Predecessor Company") are not comparable to consolidated financial statements presented on or subsequent to March 31, 1994. A black line has been drawn on the accompanying consolidated financial statements and notes thereto to distinguish between the Company and the Predecessor Company balances.

    The Reorganization Plan provided for the exchange of the Predecessor Company's debt and accrued interest for a substantially reduced amount of new debt, all of the new common stock of the Company, and certain warrants to
purchase new common stock of the Company.   The stockholders of the Predecessor
Company received warrants to purchase new common stock of the Company.   See
Note 10 for  additional information on the warrants exchanged.

    As a result of the debt restructuring and the application of "fresh start" accounting as required by SOP 90-7, a gain on the extinguishment of debt of approximately $729.0 million and reorganization items of approximately $406.5 million were recorded in the prior year. See Note 11 for the detail of the expenses included in reorganization items for the year ended March 31, 1996.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


    The Stockholders' deficit of the Predecessor Company was eliminated in the restructuring as follows:


    Stockholders' deficit before restructuring             $   (322,460)
    Reorganization costs and fair value adjustments            (406,536)
    Gain on debt restructure                                    728,996
                                                            ------------
    Stockholders' deficit after restructuring              $          0
                                                            ------------
                                                            ------------

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE

    The Company services a highly diversified customer base composed primarily of Fortune 1000 corporations and foreign equivalents, large government agencies, the financial community, and medical facilities, which mitigates exposure to concentrations of credit risk. Trade receivables are generally due between 45-60 days and collateral is generally not required. The Company performs periodic credit evaluations of its customers' financial condition.

    Excluded from accounts receivables are United States trade receivables sold under an agreement with a financial institution to sell a portion of its United States accounts receivable. The maximum amount of receivables which can be sold is $40.0 million. At March 31, 1996 and 1995, the amount of United States receivables sold were $38.3 and $40.0 million, respectively, and are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets. The agreement can be terminated by either party on a monthly basis and, if terminated, the Company would be forced to obtain additional working capital financing. While the Company believes such agreements with the financial institution will continue, there can be no assurances that such agreement will continue.

INVENTORIES

    Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories associated with discontinued products and lines of business are valued at estimated net realizable value as determined using estimated selling prices less costs to dispose of the products.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost and primarily consists of buildings and improvements, equipment, and furniture and fixtures. Depreciation is computed using the straight-line method with lives ranging up to 30 years on buildings and improvements, four years on office equipment, and 10 years on equipment and furniture and fixtures. Accumulated depreciation is $16.5 million and $9.0 million at March 31, 1996 and 1995, respectively.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

    Reorganization value in excess of amounts allocable to identifiable assets resulted from the application of "fresh start" reporting, as discussed above, which requires the Predecessor Company's unidentified intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets (the "Reorganization Value"). The reorganized value was originally determined to be amortized over a three-year period.

    In March 1996 it was determined that the remaining Reorganization Value was not recoverable through future operations. This conclusion was based on a number of factors including, but not limited to the continued decline in operating results compared to the Reorganization Plan from which the Reorganization Value was based and discussions with potential investors which provided an indication as to an enterprise value for the Company. Accordingly, the residual Reorganization Value, net of adjustments including the allocation of $16 million of the reorganization value to the Asia/Pacific operations and certain other restructuring reserve revaluations (see Note 11), of approximately $99.3 million was included as a component of amortization of intangibles in the Consolidated Statement of Operations.

ACCOUNTS PAYABLE

    Included in accounts payable is approximately $17.6 million for the years ended March 31, 1996 and 1995 which is due at various times up to September 1996 under an extended term agreement with a vendor which currently expires on March 31, 1997. The extended term agreement provides for outstanding product purchases up to $18.0 million and bears interest at market rates. The payable is collateralized by the Company's investment in an affiliate accounted for under the equity method. The Company has certain other informal agreements with major vendors where interest accrues on overdue accounts payable.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


PRODUCT WARRANTY COSTS

    The Company provides warranty on certain products for varying periods of time up to three years and recognizes the estimated cost of warranty at the time the sale is recorded.

FOREIGN CURRENCIES

    Translation adjustments are recorded in the foreign currency translation adjustment account included in stockholders' equity, and transaction gains or losses are included in the results of operations for the period as part of other income and expenses (approximately $3.4 million of net exchange gain in 1996, approximately $5.5 million of net exchange loss in 1995, and approximately $4.7 million of net exchange gain in 1994).

REVENUE RECOGNITION

    Revenue is recognized upon shipment or certification of acceptance depending on individual contract terms. Service revenue is recognized ratably over the term of the service contract.

CASH AND CASH EQUIVALENTS

    Cash generally includes all highly liquid investments with a maturity of three months or less, but also includes deposits principally used for guarantees and sureties for casualty insurance, Company performance and customs. The deposits and guarantees are restrictive and can extend for periods up to a year.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


3. ASSET SALES

    The Company had assets sales during fiscal 1996 with total proceeds of $13.9 million, which consisted primarily of a portion of the common stock of an investment in an affiliate.

    In fiscal 1995, the Company completed a series of transactions which disposed of land and buildings with total proceeds of $14.2 million. These dispositions included two properties used for assembly and distribution located in Tulsa, Oklahoma and Raleigh, North Carolina, a manufacturing facility which was not in use located in Santa Clara, California, and office space located in Tulsa, Oklahoma and in the United Kingdom.

    The gains resulting from these asset sales were approximately $6.5 million and $2.4 million and are included as other income within the Consolidated Statements of Operations for the respective years ended March 31, 1996 and 1995.

4. ACCRUED LIABILITIES

    Accrued liabilities consist of the following at March 31:


                                                    1996           1995

       Realignment and reorganization cost      $   16,400     $   25,000
       Income taxes payable                         12,048         11,676
       Deferred revenue                             54,450         57,300
       Compensation and related benefits            32,016         33,068
       Accrued interest                              6,897          2,438
       Warranty reserves                            12,341         15,481
       Royalty obligation                            3,353          5,085
       Other                                        31,593         33,214
                                                 ----------     ----------
                                                $  169,098     $  183,262
                                                 ----------     ----------
                                                 ----------     ----------

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


5. INCOME TAXES

    The Company has operations in various countries which have differing tax laws and rates. Consequently, the effective tax rate on consolidated income before income taxes may vary from year to year according to the sources of earnings by country.

    Loss before income taxes consists of the following:



                                            Year Ended March 31,
                                  ----------------------------------------
                                       1996          1995     |      1994
                                       ----          ----     |      ----
                                                              |
Domestic (Netherlands)            $   (8,500)    $  (56,764)  |  $  (70,673)
Foreign                             (238,238)       (47,140)  |    (421,160)
                                   ---------      ---------   |   ---------
       Total                      $ (246,738)    $ (103,904)  |  $ (491,833)
                                   ---------      ---------   |   ---------
                                   ---------      ---------   |   ---------


    The provision for income taxes consists of the following:


                                            Year Ended March 31,
                                  ----------------------------------------
                                       1996          1995    |       1994
                                       ----          ----    |       ----
                                                             |
Current                           $      297     $   (8,678) |   $  (10,409)
Deferred                                (297)         4,571  |          251
                                   ---------      ---------  |    ---------
       Total                      $        0     $   (4,107) |   $  (10,158)
                                   ---------      ---------  |    ---------
                                   ---------      ---------  |    ---------

    There is no provision for income taxes for the year ended March 31, 1996, due to the utilization of post March 31, 1994 net operating losses and adjustments to prior income tax accruals.

    The current provisions for the years ended March 31, 1995 and 1994 include additional provisions of $8,050 and $11,749, respectively, as a result of examinations and settlements with taxing authorities in the United States and other jurisdictions. Total income taxes payable included in accrued liabilities and other long-term liabilities were $73,040 and $75,100 at March 31, 1996 and 1995, respectively.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


    Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1996 and 1995 are as follows:

                                                     1996           1995
                                                     ----           ----
   Deferred tax liabilities:
    Sales type leases                             $   3,863      $   4,778
    Other                                               539            694
                                                   --------       --------
       Total deferred tax liabilities                 4,402          5,472
                                                   --------       --------

   Deferred tax assets:
    Depreciation                                      3,594          5,661
    Deferred expenses                                50,892         52,455
    Reorganization costs                             11,593         30,206
    Other financial reserves                         19,875         21,467
    Other                                            12,758         13,940
    3/31/93 - 3/31/94 NOL carryforwards (U.S.)       39,956         39,956
    Post 3/31/94 net operating loss (U.S.)           39,168         26,851
    Net operating loss (non-U.S.)                    84,449         80,799
                                                   --------       --------
   Total deferred tax assets                        262,285        271,335
                                                   --------       --------
   Net deferred tax assets                          257,883        265,863
   Valuation allowance for deferred tax assets     (254,107)      (261,986)
                                                   --------       --------
   Net deferred tax assets                        $   3,776      $   3,877
                                                   --------       --------
                                                   --------       --------

    The valuation allowance decreased approximately $8.0 million during the year due primarily to realization of tax assets relating to reorganization costs offset by increases in net operating losses. Any tax benefits for items related to pre-reorganization periods will be credited to paid-in capital since reorganization value in excess of amounts allocable to identifiable assets was fully amortized in the current year.

    Effective March 31, 1994, the Company completed its second reorganization under a prepackaged plan which resulted in a change in the ownership of the
Company.   Under provisions of the U.S. Internal Revenue Code, certain aspects of the reorganization under the prepackaged plan have substantially restricted the Company's ability to use the U.S. net operating loss carryforwards prior to the effective date. At March 31, 1996, the Company had restricted U.S. net operating loss carryforwards of approximately $114.0 million which expire in the years 2008 and 2009. Additionally, the Company had unrestricted U.S. net operating loss carryforwards of approximately $112.0 million which expire in the year 2010 and 2011. At March 31, 1996, certain non-U.S. subsidiaries had net operating loss carryforwards of approximately $411 million which may be utilized in future years.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


    At March 31, 1996, foreign earnings of approximately $35 million have been retained indefinitely by subsidiaries for reinvestment. If repatriated, these earnings are exempt from Netherlands tax, but would incur other withholding taxes of approximately $.8 million.

    The difference between the consolidated effective tax rate and the statutory Netherlands Corporate tax rate of 35% is reconciled as follows:


                                                 Year Ended March 31,
                                       ----------------------------------------
                                          1996           1995    |      1994
                                          ----           ----    |      ----
                                                                 |
Tax benefit at statutory rate         $   86,359     $   36,366  |   $  172,142
Net operating losses and net deferred                            |
 tax assets for which no tax benefit                             |
 has been recognized                     (18,434)        (2,757) |     (162,594)
Foreign taxes at different rates          11,160          7,208  |          254
Reorganization value amortization        (79,085)       (36,874) |       (8,211)
Accrual for prior year taxes                   0         (8,050) |      (11,749)
                                       ---------      ---------  |    ---------
        Total                         $        0     $   (4,107) |   $  (10,158)
                                       ---------      ---------  |    ---------
                                       ---------      ---------  |    ---------

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


6. DEBT OBLIGATIONS

    Debt obligations consist of the following at March 31:

                                                         1996           1995
                                                         ----           ----
Restructured Credit Facility, net of $20.7 million
   of discount at 1995                               $   97,500     $   76,800

Term Loan Credit and Guaranty Agreement                  12,000              0

Obligations in respect of non-recourse debt
    secured by lease assets                               1,208          2,309

Other debt                                                8,773          8,326
                                                       --------       --------
                                                        119,481         87,435
Less current debt:
   Long-term debt classified as current                 109,500         14,281
   Local borrowings by subsidiaries                       5,078          1,679
                                                       --------       --------
                                                          4,903         71,475
                                                       --------       --------
                                                       --------       --------


CURRENT STATUS

    As of March 31, 1996, the Company was in default of covenants under the Credit Facility as amended, and the $12,000 Term Loan Credit and Guaranty Agreement (the "Term Loan"). In late June 1996, the Company reached an agreement in principal with the Lenders under the Credit Facility whereby the then existing events of default would be waived. In connection with these waivers, the Company has agreed to obtain a new credit facility or other financing or capital sufficient in amount to repay the amounts owed under the Credit Facility by September 30, 1996. If the Company is unable to obtain such new financing or capital, then the Company will agree to undertake a strategic asset disposition program in order to permit the Company to repay the amounts due under the Credit Facility at the earliest possible date. Such agreement in principal further provides for $9,000 of the proceeds from the Asia/Pacific operations sale to be paid to the Credit Facility Lenders and for the Credit Facility's unpaid principal not to exceed $80,000 by October 31, 1996, $70,000 by November 30, 1996, $60,000 by December 31, 1996, $40,000 by January 31, 1997, $20,000 by
February 28, 1997, and $0 by March 31, 1997. The agreement in principal further provides for waivers for continuing noncompliance with the requirements to maintain certain defined interest coverage ratios and for the deferral of substantiallY all scheduled interest payments due under the terms of the Credit Facility until October 31, 1996.

    The Credit Facility, as a result of continuing defaults, is classified as a current obligation in the accompanying March 31, 1996 Consolidated Balance Sheets. However, the

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


finalization of the agreement in principal will result in the Credit Facility continuing to be classified as current based on the revised payment terms.

    The Company has received waivers of existing events of defaults under the Term Loan. The waivers are contingent upon the finalization of the agreement in principal with the Credit Facility lenders. The Term Loan, by its terms, is to be repaid prior to repayment of any principal amounts on the Credit Facility and accordingly, is classified as current.

    While the Company believes the description of the agreements in principal with the Credit Facility and Term Loan lenders is an accurate description of such agreements, there can be no assurance that amendments will be concluded, or if concluded, that the final amendments to the Credit Facility and the Term Loan will be the same in all respects as the description.

DEBT AGREEMENTS

    The following is a description of the $100,000 Restructured Credit Facility, which was the new debt received in connection with the Reorganization Plan, and the $12,000 Term Loan Guaranty and Credit Agreement, which was obtained during fiscal year 1996.

$100,000 RESTRUCTURED CREDIT FACILITY

    The Credit Facility is composed of two tranches, a Working Capital Tranche of $66,000 and the Continuing Tranche A Loans of $34,000, as defined by the Restructured Credit Facility Agreement, resulting in an aggregate original principal amount of $100,000. The Credit Facility contained certain provisions that allowed the Company to obtain certain discounts upon prepayments made at various times over the life of the Credit Facility. The discount was being accreted monthly as the associated discount opportunities expired. However, due to an amendment entered into during the fourth quarter of fiscal year 1996, the potential discount available to the Company under the terms of the Credit Facility was eliminated and as such, the amounts due under the Credit Facility were adjusted to reflect the principal amount currently due, which resulted in a charge to expense of $12.8 million.

    The Credit Facility bore interest at LIBOR plus 2.25% through March 5,
1996, at which time the Company and the Lenders revised the Credit Facility to waive all defaults which might arise from the Company entering into the $12,000 Term Loan Credit and Guaranty Agreement and deferred all payments of principal and interest accruing through March 31, 1996 until March 5, 1998. In return, the Lenders received a 1% increase in the interest rate on certain amounts where amortization has been deferred. Interest accruing subsequent to March 31, 1996 continues to be payable at the end of each three month period.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


    During fiscal year 1995, the Company and the holders of the Credit Facility revised the terms of the agreement to provide that the proceeds from the sale of certain designated assets prior to September 30, 1995 were required to be deposited into a collateral account controlled by an agent of the holders of the Credit Facility (the agent). These designated asset sales included a portion of the dispositions discussed in Note 3, for the sales of properties used for assembly and distribution located in Tulsa and North Carolina and sales of stock of the Company's equity investee. The revised terms allowed the Company to receive the proceeds in excess of $4,000 from these asset sales upon request from the agent, provided that the funds released pay vendors or were used to retire the Credit Facility. All such proceeds were used to pay vendors.

    During fiscal year 1996, the Company requested and received a waiver from the Lenders under the Credit Facility that released the remaining $4,000 of funds generated from the sale of assets which were on deposit with the agent.

    The obligation under the Credit Facility is guaranteed by Memorex Telex
N.V. and certain other subsidiaries. The guarantees are subordinate to the Term Loan discussed below but rank senior to all other obligations and are secured on a first priority basis to substantially all assets of the Company.

    The obligation under the Credit Facility is subject to the following restrictive financial and operating covenants: (a) limitations on aggregate indebtedness, with certain limited exceptions, (b) restrictions from making certain payments including dividend payments, (c) limitations on capital expenditures, (d) requirements to maintain certain defined interest coverage ratios, (e) limitations on assets sales, with certain designated asset sales subject to specified treatment as described above, (f) requirements to reduce the facility outstanding to the extent that the Company has "Adjusted Free Cash Flow" as defined by the agreement, (g) limitations on investments, consolidations, and mergers with certain limited exceptions, and other limitations. See discussion above regarding violations of certain restrictive covenants.


$12,000 TERM LOAN CREDIT AND GUARANTY AGREEMENT

    The Company obtained the $12,000 Term Loan Credit and Guaranty Agreement during fiscal year 1996 to finance the Company's purchase of inventory to fulfill outstanding sales orders. The Term Loan matures on March 5, 1998, and bears interest at prime rate through the first anniversary of the funding date, and prime rate plus two percent thereafter, subject to a seven percent minimum interest rate. Interest is payable monthly, with any unpaid interest becoming a part of the principal and accruing interest thereon. Any asset

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


sale proceeds are required to be used to pay down the principal balance of the Term Loan, with the exception of the sale of the Asia/Pacific operations discussed in Note 7.

    The Term Loan provides for payment of a $750 closing fee at the time of principal repayment. The Company will expense this fee over the term of the loan.

    The obligation under the Term Loan is guaranteed by Memorex Telex N.V. and certain other subsidiaries. The guarantees rank senior to all other obligations and are secured on a first priority basis to substantially all assets of the Company.

    The obligation under the Term Loan is subject to the following restrictive financial and operating covenants: (a) limitations on aggregate indebtedness,
(b) limitations on the principal amount outstanding of the Term Loan, (c) restrictions from making certain payments including dividend payments, (d) limitations on capital expenditures and certain investments, (e) limitations on assets sales, subject to conditions specified above, (f) limitations on investments, consolidations, and mergers with certain limited exceptions, and other limitations. As noted above the Company is also in default of certain provisions of the Term Loan.

    Other borrowings include local borrowings by subsidiaries which are generally unsecured and mortgage obligations on certain facilities. Other borrowings have weighted average interest rates of 11.3% at March 31, 1996 and 1995.


7. ASSETS HELD FOR SALE

    In 1996, the Company began to actively pursue the sale of its Asia/Pacific operations. On June 28, 1996, the Company reached an agreement to sell these subsidiaries to Kanematsu Corporation for approximately $25.0 million. The completion of the transaction is subject to certain conditions, primarily, the Company reaching an agreement with its Lenders as to the distribution of proceeds, in order to secure the release of the collateral.
A tentative agreement has been reached with the Lenders (see Note 6). Asia/Pacific operations consist of the Australia, Taiwan, Singapore, and Hong Kong subsidiaries. The carrying value of Asia/Pacific operations is approximately $25.0 million (including the $16.0 million of allocated reorganization value, see Note 2) and no significant gain or loss is expected to be recognized on the sale of the operations. The sale of these operations is expected to be closed in July 1996. The buyer is to deposit the proceeds with an escrow agent pending completion of closing conditions, primarily, the Company providing certain documentation necessary for closing. If this sales transaction is not completed, then the carrying value of the allocated reorganized value assigned to the Asia/Pacific operations will be reassessed.
 See Note 14 for information with regards to the Asia/Pacific operations.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


8. RETIREMENT BENEFITS

    The majority of the Company's United States employees are covered by a non-contributory defined benefit pension plan. Benefits are based on years of service and average final compensation. The Company's funding policy is to contribute at least the minimum amount required by ERISA. Plan assets consist primarily of equity and debt securities and cash equivalents.

    Effective October 31, 1994, the Company suspended indefinitely the accrual of benefits under its U.S. defined benefit pension plan. In exchange the Company elected to lift the limitation on matching contributions on its U.S. defined contribution plan (described below). This suspension was accounted for as a curtailment under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." This curtailment resulted in the Company recording a gain of approximately $9.7 million during the year ended March 31, 1995. The Company continues to administer the plan, including the monitoring and investment of assets and distribution of benefit payments.

    Pension expense for the United States pension plan for the years ended March 31 was as follows:



                                                                 1996           1995  |        1994
                                                                 ----           ----  |        ----
                                                                                      |
Service cost-benefits earned during the period              $       0      $   2,186  |   $   4,487
Interest cost on projected benefit obligations                  4,521          5,148  |       6,227
Actual return on plan assets                                  (10,489)        (3,975) |      (1,116)
Net amortization and deferrals                                  5,775         (1,123) |      (5,472)
                                                             --------       --------  |    --------
Net pension expense                                              (193)         2,236  |       4,126
Net curtailment gain                                                0         (9,744) |           0
Fresh start loss                                                    0              0  |      11,805
                                                             --------       --------  |    --------
Net pension expense (income) of U.S. defined benefit plan   $    (193)     $  (7,508) |   $  15,931
                                                             --------       --------  |    --------
                                                             --------       --------  |    --------


                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


    The funded status of the United States plan at March 31 was as follows:


                                                         1996           1995
Actuarial present value of benefit obligations:
    Vested                                            $  57,669      $  57,324
    Nonvested                                             1,123          1,751
                                                       --------       --------
Accumulated benefit obligations                          58,792         59,075
Effect of projected future compensation levels                0              0
                                                       --------       --------
Projected benefit obligations                            58,792         59,075
Plan assets at market value                             (55,938)       (53,216)
                                                       --------       --------
Plan assets less than projected benefit obligations       2,854          5,859
Unrecognized net gain                                     3,132            320
                                                       --------       --------
Pension liability included in balance sheet           $   5,986      $   6,179
                                                       --------       --------
                                                       --------       --------

    In 1996 and 1995 the discount rate used to measure the present value of benefit obligations was 7.75% and 8.0%, respectively. The projected long-term rate of return on plan assets was 9.5% in 1996 and 1995 and 10% in 1994.

    The "fresh start" loss for the year ended March 31, 1994 resulted from the immediate recognition of deferrals from prior years.

    In addition to the non-contributory defined benefit pension plan described above, the Company also sponsors a U.S. defined contribution plan. The plan covers substantially all of the Company's full-time U.S. employees. In 1994, the Company's contributions consisted of matching 40% of each participant's contributions up to the first six percent of the participant's pay with a cap of six hundred dollars per year. During 1995, in conjunction with the suspension of accrual of benefits under its U.S. defined benefit pension plan, the Company decided to lift its six hundred dollar limitation on matching contributions.
The Company's contribution expense was approximately $1.7 million in 1996, and $1.2 million in 1995 and $1.3 million in 1994.

    The Company and its subsidiaries have several non-United States pension plans, as generally dictated by local business practice and statutory requirements, covering substantially all of their employees in those countries where pension plans exist. Plan assets consist primarily of insurance contracts, debt and equity securities, and cash equivalents.

    The pension expense for the non-United States defined benefit pension plans for the years ended March 31 was as follows:

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                          1996           1995     |     1994
                                                          ----           ----     |     ----
                                                                                  |
Service cost-benefits earned during the period          $   1,703      $   2,229  |   $   2,293
Interest cost on projected benefit obligations              2,315          2,237  |       2,006
Actual return on plan assets                               (2,876)           613  |      (2,141)
Net amortization and deferrals                              1,194         (2,342) |         534
Employee contributions                                       (283)          (301) |        (347)
                                                        ---------      ---------  |   ---------
Net pension expense of non-US pension plans                 2,053          2,436  |       2,345
Net curtailment gain                                            0              0  |        (666)
FAS 88 loss                                                   382              0  |       2,695
                                                        ---------      ---------  |   ---------
Net pension expense of non-US defined benefit plans     $   2,435      $   2,436  |   $   4,374
                                                        ---------      ---------  |   ---------
                                                        ---------      ---------  |   ---------

     The funded status of the non-United States pension plans at March 31 was as follows:

                                                                 1996                          1995
                                                      ---------------------------   ---------------------------
                                                      Plan Assets     Accumulated   Plan Assets     Accumulated
                                                         Exceed        Benefits        Exceed        Benefits
                                                      Accumulated       Exceed      Accumulated       Exceed
                                                        Benefits      Plan Assets     Benefits      Plan Assets
                                                      ---------------------------   ---------------------------
Actuarial present value of benefit obligations:
     Vested                                             $  12,496      $  12,916      $   9,719      $  14,282
     Nonvested                                                170            839            247          1,061
                                                        ---------      ---------      ---------      ---------
Accumulated benefit obligations                            12,666         13,755          9,966         15,343
Effect of projected future compensation levels              2,378          2,169          2,380          4,240
                                                        ---------      ---------      ---------      ---------
Projected benefit obligations                              15,044         15,924         12,346         19,583
Plan assets at market value                               (17,937)        (5,640)       (15,566)        (7,859)
                                                        ---------      ---------      ---------      ---------
Plan assets net of projected benefit obligations           (2,893)        10,284         (3,220)        11,724
Unrecognized net gain/(loss)                                2,010          1,779           (419)         2,485
                                                        ---------      ---------      ---------      ---------
Pension (asset) liability included in balance sheet     $    (883)     $  12,063      $  (3,639)     $  14,209
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

     The range of assumptions used for the non-United States pension plans reflects the different economic environments within the various countries. The discount rates used to measure the present value of benefit obligations in 1996 ranged from 4.75% to 9.0% and 4.75% to 10% in 1995. The assumed rates of increase in future compensation levels for the majority of the employees covered by the plans ranged from 2.5% to 7% in 1996 and 3.5% to 6.0% in 1995.

9.  COMMITMENTS AND CONTINGENCIES

     The Company rents facilities and equipment in the normal course of its business. Rent expense under these operating leases was approximately $27.1 million, $30.1 million and $40.2 million, in years ended March 31, 1996, 1995 and 1994, respectively. Future minimum rental

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


commitments under non-cancelable operating leases at March 31, 1996 are as follows: 1997 - $15,734; 1998 - $10,733; 1999 - $7,495; 2000 - $3,706; 2001 -
$3,454, and thereafter - $0.

     The Company is involved in various legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.  STOCKHOLDERS' DEFICIT

     Under the terms of the Credit Facility and Term Loan, the Company is restricted from making cash dividend payments.

$2.00 WARRANTS AND $14.00 WARRANTS

     Upon consummation of the Reorganization Plan discussed in Note 2, the Company issued to holders of the Predecessor Company's debt and old common stock, new warrants to purchase 1,532,156 shares, and 1,000,000 shares of the Company's common stock at an exercise price of $2.00 and $14.00 per share, respectively. The $2.00 and $14.00 warrants are exercisable for five and seven years, respectively from the date of issuance and have certain anti-dilution protection from future issuances.

STOCK OPTION AND STOCK PURCHASE PLANS

     The Company has stock options outstanding to participants under the Memorex Telex Stock Option Plan (the "Stock Option Plan"), approved by stockholders on April 13, 1994. Under this plan, both non-qualified options and incentive stock options may be granted at an exercise price per share not less than fair market value at the date of the grant. Options granted become exercisable in such amounts, at such intervals and subject to such terms and conditions as determined by the compensation and stock option committee of the supervisory board.

     The Company also maintains a stock purchase plan under the Memorex Telex Employees' Stock Purchase Plan ("Stock Purchase Plan"), approved by stockholders on April 13, 1994. The plan allows participants to purchase new common stock at 85% of the lower of the fair market value at the last trading day before the calendar month of participation and the last trading day of the calendar month of participation. Employee contributions can be made through lump sum contributions or periodic payroll deductions up to annual plan specified limits. The shares purchased under this plan were 23,369 and 53,296 in fiscal 1996 and 1995, respectively. In November 1995, the Management Board of Memorex Telex indefinitely suspended the Stock Purchase Plan.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


     The Stock Option and Stock Purchase Plans provided for the issuance of a maximum of 3,110,978 and 466,647 shares, respectively, of the Company's new common stock in the form of ADRs.

     During fiscal 1996, 1,047,500 options were terminated under the Stock Option Plan. The amount of stock options outstanding was 1,187,500 and 2,002,500 at March 31, 1996 and 1995, respectively and have an option price of $4.00. Total shares exercisable were 471,250 and 0 at March 31, 1996 and 1995, respectively. The Stock Option and Stock Purchase Plans have 2,155,978 and 389,982 shares available for future grants and issuance, respectively. At March 31, 1996, 3,500,960 shares were reserved for issuance under the Stock Option and Stock Purchase Plan.

11.  REORGANIZATION AND REALIGNMENT COSTS

     Since fiscal 1993, the Company has made a series of announcements defining plans to restructure its worldwide operations. The Company continues its transition from a manufacturer of computer hardware to a provider of networking and storage solutions. As part of this transformation, the Company continues to implement its plans for re-engineering its business processes which will result in workforce reductions, consolidation of functions, disposition of facilities, and closure or sale of certain unprofitable operations. In connection with the Company's Reorganization Plan, as discussed in Note 2, the Company recorded a $406.5 million reorganization charge in fiscal 1994. This reorganization charge included "fresh start" adjustments to fair value individual assets and liabilities (approximately, $342.7 million), workforce reductions, and consolidation and closure costs (approximately, $51.6 million), and professional fees associated with the restructuring (approximately, $12.3 million). The fair value adjustments were based on independent appraisals, discounted cash flow analyses, evaluations, estimations and other studies which resulted in adjustments including the reorganization value in excess of amounts allocable to identifiable assets (approximately, $281.5 million), projected benefit obligations on pensions (approximately, $15.0 million), property, plant and equipment (approximately, $8.8 million), inventories (approximately, $5.8 million) and unfavorable contractual obligations and commitments (approximately, $25.8 million).

     During fiscal 1994, it was determined that the Company had overestimated its 1993 realignment charge by approximately $6.8 million. This amount was included as a reduction of the 1994 reorganization charge. The remaining liability for the 1993 realignment initiatives has been combined with the 1994 reorganization charge for tracking of restructuring activities.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


     The following presents the Company's reorganization activities and the remainder of charges to be utilized:

                                                                         Reorganization Items
                                           -----------------------------------------------------------------------------------------
                                                                     Professional              Unfavorable
                                            Workforce  Consolidation   Fees for   Asset and    Contractual
                                            Reductions   & Closure     Reorgan-   Liability   Obligations &     Other       Total
                                                           Costs       ization    Valuations   Commitments
                                           ----------- ------------- ----------- ------------ -------------- ----------- -----------
Reorganization charges in 1994               $40,362      $11,196      $12,266     $311,114      $25,803        $5,795     $406,536

Noncash items & transfers in 1994                            (506)     (12,266)    (311,114)        -             (877)    (324,763)

Remaining realignment charges from 1993       24,546          794         -            -           8,681         2,895       36,916

Reorganization & realignment reserve       ----------- ------------- ----------- ------------ -------------- ----------- -----------
     at March 31, 1994                        64,908       11,484         -            -          34,484         7,813      118,689

Reclassifications and transfers of reserves   (7,827)      (1,447)        -            -           1,968         1,990       (5,316)

Noncash items                                   -            -            -            -          (6,607)         -          (6,607)

Cash payments                                (23,793)      (3,873)        -            -          (8,970)       (1,412)     (38,048)

Reorganization & realignment reserve       ----------- ------------- ----------- ------------ -------------- ----------- -----------
     at March 31, 1995                        33,288        6,164         -            -          20,875         8,391       68,718

Reclassifications and transfers of reserves   (1,232)       1,057         -            -          (1,057)        1,232            0

Release of excess reserves                    (2,132)        (197)        -            -          (3,347)       (4,113)      (9,789)

Noncash items                                   -            -            -            -           3,534           408        3,942

Cash payments                                (10,084)      (5,496)        -            -         (10,322)       (1,407)     (27,309)

Reorganization & realignment reserve       ----------- ------------- ----------- ------------ -------------- ----------- -----------
     at March 31, 1996                        19,840        1,528         -            -           9,683         4,511       35,562

Note: The reorganization and realignment reserve includes both the current and noncurrent portion of the reorganization and realignment reserve.

     In fiscal 1996, as initiatives progressed, it was determined that the Company had overestimated its 1994 restructuring charge by approximately $9.8 million. This change is reflected in the release of excess reserves and was netted against the amortization of intangibles in the 1996 Statement of Operations. As of March 31, 1996, the Company has determined that the remaining reorganization and realignment reserve balances are adequate to cover the presently planned remaining restructuring items. However, as discussed in
Note 1, the Company's plans may include, if necessary, the disposition of certain other operations. No provision for losses, have been reflected in the financial statements as of March 31, 1996, if such dispositions occur. In fiscal 1995, the Company determined that it was necessary to redistribute by category a portion of the remaining reserves. This redistribution primarily reduced reserve balances designated for workforce actions and increased reserves designated for contractual obligations and commitments and appears on the reclassifications and transfers of reserves line for 1995 activity in the
preceding table.   The Company anticipates $16.4 million of reserves to be
utilized in fiscal 1997. However, the Company believes that it will need additional capital to meet all of the future costs of the re-engineering initiatives remaining. Management's plans to meet its additional capital requirements are discussed further in Note 1.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


12.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     Certain of the Company's foreign subsidiaries manage their exposure to fluctuations in foreign currency exchange rates relating to certain U.S. dollar inventory purchase obligations by entering into forward foreign currency exchange contracts. The forward contracts are not held for trading purposes. The agreements generally have maturities of six months or less and contain an element of risk that the counterparty may be unable to meet the terms of the agreements. In order to minimize its exposure to credit risk, the Company limits its counterparties to major financial institutions. The Company does not expect any of the counterparties to fail to meet its obligations. At March 31, 1996 and 1995, the Company had forward foreign currency contracts outstanding to purchase U.S. dollars of approximately $19.0 million and $12.0 million, respectively. The current market settlement values of these contracts were not materially different from those recorded. Gains or losses on these contracts are included in the underlying cost of the inventory acquired.

     The Company offers lease financing of selected products to its customers, which include various industries and governmental agencies in multiple geographic regions, with lease terms of 3-5 years. Certain of these leases are sold on a limited recourse basis. Sales of lease receivables in 1996, 1995, and 1994 were approximately $35.3 million, $35.0 million, $42.0 million, respectively.

     At March 31, 1996, it is not practicable to estimate the fair value of the Company's borrowings under its Credit Facility or Term Loan because no active marketplace exists and due to the significant expense to obtain an outside appraisal. See Note 6 for discussion of the carrying amount, maturity date, and interest rate of the Company's debt instruments.

     The Company's investment in a publicly traded company, accounted for under the equity method of accounting, had a fair market value, based on quoted market prices of $24.1 million and $30.7 million, and a carrying value of $7.7 million and $17.7 million, at March 31, 1996 and 1995, respectively. The investment is included in other assets the Consolidated Balance Sheets. See Note 3 for discussion of certain sales of the Company's investment during fiscal year 1996.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


13.  OTHER FINANCIAL INFORMATION

     The following is a summary of certain other financial information:

                                                                    Predecessor
                                          Reorganized Company         Company
                                      ------------------------------------------
                                                 Year Ended March 31,
                                      ------------------------------------------
                                          1996           1995    |      1994
                                          ----           ----    |      ----
(i)   Revenues:                                                  |
        Product                       $   463,517    $   529,846 |  $   620,775
        Service                           346,112        351,568 |      348,135
        Rentals and Brokerage              24,424         28,337 |       46,664
                                      -----------    ----------- |  -----------
                                      $   834,053    $   909,751 |  $ 1,015,574
                                      -----------    ----------- |  -----------
                                      -----------    ----------- |  -----------
(ii)  Cost of Revenues:                                          |
        Product                       $   353,398    $   378,603 |  $   427,366
        Service                           263,529        254,970 |      240,492
        Rentals and Brokerage              14,666         17,454 |       37,802
                                      -----------    ----------- |  -----------
                                      $   631,593    $   651,027 |  $   705,660
                                      -----------    ----------- |  -----------
                                      -----------    ----------- |  -----------
(iii) Cash Flow Information:                                     |
        Interest Paid                 $    15,728   $     17,646 |  $    27,581
        Income Taxes Paid                   2,369          5,849 |        6,743

        Sources (uses) of working capital excluding changes resulting from realignment and reorganization items reflected in the consolidated statements of cash flows are as follows:

                                                                     Predecessor
                                          Reorganized Company          Company
                                       -----------------------------------------
                                                  Year Ended March 31,
                                       -----------------------------------------
                                          1996          1995     |      1994
                                          ----          ----     |      ----
                                                                 |
Receivables                            $    5,192    $   28,504  |   $   29,619
Inventories and Service Parts                 (93)       27,378  |        1,770
Other current assets                         (348)        3,276  |       (1,426)
Accounts payable                              700        24,474  |      (34,129)
Accrued liabilities                        (4,186)      (91,393) |       (6,948)
                                       ----------    ----------  |   ----------
                                       $    1,265    $   (7,761) |   $  (11,114)
                                       ----------    ----------  |   ----------
                                       ----------    ----------  |   ----------

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


14. GEOGRAPHIC DATA

    The Company operates in one business segment. Certain information by geographic area for the years ended March 31, 1996, 1995 and 1994 was as follows:



                                                       Revenue                        Operating
                                      ----------------------------------------         Income     Identifiable
REORGANIZED COMPANY:                    External       Internal        Total            (Loss)       Assets
- - - --------------------                    --------       --------        -----             ----        ------
1996:  Domestic (Netherlands)        $    15,471     $   88,304     $  103,775     $    9,548     $  210,041
       United States                     368,473         30,922        399,395        (13,430)       134,458
       Europe (excluding
         Netherlands)                    340,286          4,173        344,459          7,105        111,885
       Asia/Pacific Operations(3)         73,258            374         73,632         10,834         35,501
       Other (1)                          36,565             44         36,609       (222,596)        23,686
       Eliminations                            0       (123,817)      (123,817)         1,064       (247,403)
                                      ----------      ---------      ---------      ---------      ---------
                                     $   834,053     $        0     $  834,053     $ (207,475)    $  268,168
                                      ----------      ---------      ---------      ---------      ---------
                                      ----------      ---------      ---------      ---------      ---------


1995:  Domestic (Netherlands)        $    13,096     $  126,242    $   139,338     $    1,885     $  189,725
       United States                     438,579         42,605        481,184         30,621        159,535
       Europe (excluding
         Netherlands)                    339,572         10,417        349,989          4,839        115,329
       Asia/Pacific Operations            73,090            682         73,772          1,118         40,776
       Other (1)                          45,414            514         45,928       (124,508)       273,541
       Eliminations                            0       (180,460)      (180,460)         1,185       (242,440)
                                      ----------      ---------      ---------      ---------      ---------
                                     $   909,751     $        0    $   909,751     $  (84,860)    $  536,466
                                      ----------      ---------      ---------      ---------      ---------
                                      ----------      ---------      ---------      ---------      ---------


1994:  Domestic (Netherlands)        $    16,305     $  156,343    $   172,648     $    1,129     $  223,668
       United States                     499,232         75,620        574,852         40,349        190,739
       Europe (excluding
         Netherlands)                    362,884         13,727        376,611          2,833        116,545
       Asia/Pacific Operations            69,769            500         70,269          2,853         42,750
       Other (1)                          67,384          1,938         69,322        (19,463)       405,713
       Eliminations                            0       (248,128)      (248,128)         4,546       (258,162)
                                      ----------      ---------      ---------      ---------      ---------
                                     $ 1,015,574     $        0    $ 1,015,574     $   32,247     $  721,253  (2)
                                      ----------      ---------      ---------      ---------      ---------
                                      ----------      ---------      ---------      ---------      ---------


Notes:
(1) Other includes reorganization value in excess of the amounts allocable to identifiable assets and the associated amortization. Additionally includes the reorganization value write-off discussed in Note 2.
(2) Reflects the fair value of identifiable assets of the Reorganized Company at March 31, 1994.
(3) Operating income (loss) includes gain of $5.5 million related to sale of shares of equity investee (see Note 3).

    Sales and transfers between geographic areas are made with reference to prevailing market prices and at prices approximating those charged to unaffiliated distributors. Operating income is revenue less related costs and operating expenses excluding net interest expense. No single customer accounted for 10% or more of the Company's total revenue in the period.

                                  MEMOREX TELEX N.V.
                             (A Netherlands Corporation)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share and per share amounts)


15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Selected quarterly financial data, which is unaudited, for each of the quarters in the fiscal years ended March 31, 1996 and 1995 is as follows:



                                               June 30,     September 30,  December 31,    March 31,
                                                 1995           1995           1995           1996
                                                 ----           ----           ----           ----
Net revenues                                  $220,551        $207,870       $206,340       $199,292
Gross margin                                    59,323          51,738         48,153         43,246
Operating loss                                 (23,077)        (24,006)       (28,495)      (131,897) (1)
Net loss                                      ($27,729)       ($31,522)      ($36,131)     ($151,357) (2)
Net loss per common share                       ($1.11)         ($1.26)        ($1.44)        ($6.03)

                                               June 30,     September 30,  December 31,    March 31,
                                                 1994           1994           1994           1995
                                                 ----           ----           ----           ----

Net revenues                                  $232,637        $222,988       $232,518       $221,608
Gross margin                                    67,736         64,656         67,551         58,781
Operating loss                                 (21,759)       (26,288)       (11,261) (3)   (25,552)
Net loss                                      ($30,633)      ($31,662)      ($18,357)      ($27,359)
Net loss per common share                       ($1.23)        ($1.27)        ($0.73)        ($1.09)


Notes:   (1)  Includes amortization and write-off of reorganization value in the amount of $99,334 for the quarter ended March 31, 1996.

         (2) Includes additional accretion of debt of $12,779 for the quarter ending March 31, 1996.

         (3) Includes curtailment gain of $9,744 from the suspension of the accrual of benefits for the U.S. defined benefit pension plan.

                                                                     SCHEDULE II
                                  MEMOREX TELEX N.V.
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (In Thousands)



                                                       Additions       Additions
                                       Balances at    charged to        charged                     Balances
                                        beginning      costs and        to other                     at end
                                        of period       expenses        accounts    Deductions      of period
Description                            -----------    ----------       ---------    ----------      ---------
- - - -----------
REORGANIZED COMPANY:
- - - --------------------
For the year ended March 31, 1996
Allowance for doubtful accounts        $  (12,357)    $   (4,606)       $   163      $   6,639     $  (10,161)


For the year ended March 31, 1995
Allowance for doubtful accounts           (14,263)        (2,926)          (651)         5,483        (12,357)

PREDECESSOR COMPANY:
- - - --------------------
For the year ended March 31, 1994
Allowance for doubtful accounts           (17,196)        (3,188)           178          5,943        (14,263)


                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEMOREX TELEX N.V.


                                   By: /s/ David J. Faulkner
                                       -----------------------------------
                                        (David J. Faulkner)
                                        Managing Director
July 15, 1996                           and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature & Title                                     Date
         -----------------                                     ----


By: /s/Peter H. Dailey
    -------------------------------
      (Peter H. Dailey)

     Chief Executive Officer                               July 15, 1996


By: /s/David J. Faulkner
    -------------------------------
      (David J. Faulkner)

     Managing Director
     and Chief Financial Officer                           July 15, 1996


By: /s/Gregory S. Wood
    -------------------------------
      (Gregory S. Wood)

     Senior Vice President and
     Chief Accounting Officer                              July 15, 1996

                                    EXHIBIT INDEX


2.1*         Disclosure Statement dated January 6, 1994.
2.2*         Joint Plan of Reorganization confirmed by the United States
             Bankruptcy Court for the District of Delaware on March 14, 1994,
             and effective on March 24, 1994.
3.1**        English translation of Restated Articles of Association of Memorex
             Telex N.V.
4.1*         Specimen Certificate for common stock, DFL. 0.10 nominal value per share, of the Company.
4.2*         Form of $2.00 Warrant.
4.3*         Form of $14.00 Warrant.
10.11*       Management Agreement dated as of October 23, 1986, between ABN
             Trust Company and Memorex Telex N.V.
10.12*       Technology Transfer Agreement dated as of May 11, 1990 between
             Memorex Telex Corporation and American Telephone and Telegraph
             Company (the "AT&T Agreement").
10.13**      Settlement Agreement and Stipulation dated as of February 5, 1992, between Memorex Telex Corporation, Memorex Corporation and Tulsa
             Computer Products, Ltd. and the Department of Justice.
10.14***     Amending Agreement dated February 3, 1994 to the AT&T Agreement.
10.15***     Restructured Credit and Guaranty Agreement dated as of March 24,
             1993 among certain subsidiaries of the Company as Borrowers and
             Guarantors, the Company as Guarantor, the Lenders listed therein and Morgan Guaranty Trust Company of New York as Agent.
10.15(a)**** Amendment No. 1 to the Restructured Credit and Guaranty Agreement. 10.15(b)**** Amendment No. 2 to and Waiver under the Restructured Credit and
             Guaranty Agreement.
10.15(c)     Amendment and Waiver No. 3 under Restructured Credit and Guaranty
             Agreement.
10.15(d)     Amendment No. 4 to Restructured Credit and Guaranty Agreement.
10.15(e)     Amendment No. 5 to Restructured Credit and Guaranty Agreement.
10.15(f)     Amendment No. 6 to Restructured Credit and Guaranty Agreement.
10.21**      Employment Agreement dated as of November 4, 1992, between the
             Company and Marcelo A. Gumucio.
_____________________________________
     *       Previously filed as an Exhibit to the Company's Registration
             Statement on Form S-4 (Registration No. 33-67988) and incorporated herein by reference.

     ** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1993 and incorporated herein by reference.

     *** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1994 and incorporated herein by reference.

     **** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1995 and incorporated herein by reference.

10.21(a)**** Amendment No. 1 effective as of April 1, 1995 to the Employment
             Agreement made as of November 4, 1992, between the Company and
             Marcelo A. Gumucio.
10.22***     Employment Agreement dated as of June 29, 1993, between the Company and Rudolph G. Morin.
10.23***     Employment Agreement dated as of April 1, 1994, between the Company and David J. Faulkner.
10.23(a)***  Amended and Restated Employment Agreement effective as of April 1,
             1995, between the Company and David J. Faulkner.
10.23(b)     Employment Agreement dated as of April 1, 1996, between the Company and Peter H. Dailey.
10.24        Credit and Guaranty Agreement dated as of March 5, 1996 among certain subsidiaries of the Company as borrowers and guarantors, the Company as guarantor and Foothill Capital Corporation.
23.1         Consent of Ernst & Young LLP, Independent Auditors
27           Financial Data Schedule
- - - -------------------------------------
     ***     Previously filed as an Exhibit to the Company's Annual Report on
             Form 10-K for the Fiscal Year Ended March 31, 1994 and incorporated herein by reference.

     **** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1995 and incorporated herein by reference.