Form 10-Q
period 1996-06-30
MEMOREX TELEX N V
filed 1996-08-14
CIK 818035

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington,  D.C.  20549
                       ------------------------

                              FORM 10-Q

(MARK ONE)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL QUARTER ENDED JUNE 30, 1996

                                  OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 0-19862

                       ------------------------

                          MEMOREX TELEX N.V.
    (Exact name of registrant as specified in their respective charter)

    THE NETHERLANDS                                    NOT APPLICABLE
   (Jurisdiction of                                   (I.R.S. Employer
   incorporation of                                    Identification
  Memorex Telex N.V.)                            Number of Memorex Telex N.V.)

                     545 EAST JOHN CARPENTER FREEWAY
                       IRVING,  TEXAS  75062-3931
                     TELEPHONE NO.:  (214) 444-3500
     (Address, including Zip Code, and telephone number, including area code, of authorized representative in the United States)

                       ------------------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

     AMERICAN DEPOSITORY RECEIPTS EVIDENCING AMERICAN DEPOSITORY SHARES WHICH REPRESENT COMMON STOCK, 0.10 DFL. NOMINAL VALUE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a Court. Yes  X   No
                          ---     ---

     The number of shares of the registrant's Common Stock, 0.10 DFl. Nominal Value, outstanding as of July 31, 1996, was 25,076,665.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                        MEMOREX TELEX N.V.
                     (A Netherlands Corporation)
                     CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                                 JUNE 30, 1996  MAR. 31, 1996
                                                 -------------  -------------
                                                         (UNAUDITED)
                               ASSETS

Current Assets:
  Cash and cash equivalents including restricted
    deposits and guarantees of $8,248 at June 30,
    1996 and $14,669 at March 31, 1996.             $  20,427     $  26,838
  Accounts receivable, net                             96,235       108,021
  Inventories, primarily finished goods                36,947        34,891
  Service parts                                        32,676        31,697
  Other current assets                                  4,979         4,104
                                                    ---------     ---------
Total current assets                                  191,264       205,551

Property, plant and equipment, net                     27,613        28,622
Other assets                                           32,002        33,995
                                                    ---------     ---------
                                                    $ 250,879     $ 268,168
                                                    ---------     ---------
                                                    ---------     ---------

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current debt obligations                          $ 113,084     $ 114,578
  Accounts payable                                    124,388       119,197
  Accrued liabilities                                 160,644       169,098
                                                    ---------     ---------
Total current liabilities                             398,116       402,873

Debt obligations                                        4,511         4,903
Other long-term liabilities                           129,797       137,743

Stockholders' Deficit:
  Common stock                                          1,338         1,338
  Additional paid-in capital                           73,726        73,726
  Accumulated deficit                                (358,388)     (354,749)
  Foreign currency translation adjustment               1,779         2,334
                                                    ---------     ---------
Total stockholders' deficit                          (281,545)     (277,351)
                                                    ---------     ---------
                                                    $ 250,879     $ 268,168
                                                    ---------     ---------
                                                    ---------     ---------

                           See the accompanying note.

                                MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                      FOR THREE MONTHS    FOR THREE MONTHS
                                    ENDED JUNE 30, 1996  ENDED JUNE 30, 1995
                                    -------------------  -------------------
                                                  (UNAUDITED)

Revenues                                $   201,792          $   220,551
Cost of revenues                            156,357              161,228
                                        -----------          -----------
Gross margin                                 45,435               59,323
Selling, general, and administrative
    expenses                                 43,288               51,822
Other (income) expenses, net                  1,100                 (703)
Amortization of intangibles                       0               31,281
                                        -----------          -----------
Operating income (loss)                       1,047              (23,077)

Interest income                                 189                  284
Interest expense                             (4,876)              (4,936)
                                        -----------          -----------
Loss before income taxes                     (3,640)             (27,729)

Provision for income taxes                        0                    0
                                        -----------          -----------
Net loss                                $    (3,640)         $   (27,729)
                                        -----------          -----------
                                        -----------          -----------
Net loss per common share of 0.10 DFL   $     (0.15)         $     (1.11)
                                        -----------          -----------
                                        -----------          -----------
Weighted average number of common shares
    used in the computation of
    net loss per common share            25,076,665           25,059,517
                                        -----------          -----------
                                        -----------          -----------

                          See the accompanying note.

                             MEMOREX TELEX N.V.
                         (A Netherlands Corporation)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                          FOR THREE MONTHS    FOR THREE MONTHS
                                        ENDED JUNE 30, 1996  ENDED JUNE 30, 1995
                                        -------------------  -------------------
                                                       (UNAUDITED)

Cash flows from operating activities:
    Net loss                                   $(3,640)           $(27,729)
    Adjustments to reconcile loss to net cash
      provided (used) by operating activities:
        Depreciation and amortization            2,435              33,766
        Changes in components of working
          capital excluding short-term debt      3,425             (26,415)
        Other long-term liabilities             (6,757)                410
        Other assets                             1,993               1,680
        Other                                   (1,290)             (3,248)
                                               -------            --------
Net cash used by operating activities           (3,834)            (21,536)
                                               -------            --------
Cash flows from investing activities:
    Proceeds from asset sales                        0               3,462
    Capital expenditures                          (783)             (1,234)
                                               -------            --------
Net cash provided (used) by investment
  activities                                      (783)              2,228
                                               -------            --------
Cash flows from financing activities:
    Issuance of common stock                         0                  11
    Issuance of debt                               763               4,486
    Redemption of debt                          (2,557)             (3,678)
                                               -------            --------
Net cash provided by financing activities       (1,794)                819
                                               -------            --------
Net decrease in cash and cash equivalents       (6,411)            (18,489)

Cash and cash equivalents at beginning
  of period                                     26,838              36,886
                                               -------            --------
Cash and cash equivalents at end of period     $20,427            $ 18,397
                                               -------            --------
                                               -------            --------

                          See the accompanying note.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1996

                            MEMOREX TELEX N.V.
                        (A Netherlands Corporation)
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                             (In thousands)

1.   BASIS OF PRESENTATION

     Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair presentation of interim results have been included. All such adjustments are of a normal recurring nature. The results for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS:

     The Company is a worldwide distributor of data network and storage solutions and a provider of a full range of information technology services.

     The following table sets forth the Company's revenues and gross margins excluding the Asia/Pacific operations for its product groups for the three months ended June 30, 1996 and the three months ended June 30, 1995 ("the comparable period"). The revenues and gross margins associated with the Asia/Pacific operations have been included in the table for presentation purposes.


($ in millions)    Revenues          Gross Margin       Gross Margin %
               ----------------    ---------------     ---------------
                1996      1995      1996     1995      1996       1995
               ------    ------    -----     -----     -----     -----
Networks       $ 82.0    $ 96.3    $15.7     $26.5     19.1%      27.5%
Storage          22.3      19.7      7.5       5.8     33.6%      29.4%
Service          73.5      79.2     15.6      20.0     21.2%      25.3%
Other             5.3       6.3      2.4       2.3     45.3%      36.5%
               ------    ------    -----     -----
Subtotal       $183.1    $201.5    $41.2     $54.6     22.5%      27.1%
Asia/Pacific     18.6      19.1      4.2       4.7     22.6%      24.6%
               ------    ------    -----     -----
Total          $201.7    $220.6    $45.4     $59.3     22.5%      26.9%
               ------    ------    -----     -----     -----      -----
               ------    ------    -----     -----     -----      -----

     Networks revenue and gross margin continued to decline against the comparable period as sales of network connectivity products increased 25.3%, although not enough to offset the 36.7% decline in sales of traditional fixed function display and mainframe network products. Networks gross margin as a percentage of sales declined from the prior year due to the continued shift in sales mix away from the higher margin fixed function display and mainframe network products and to a higher volume of sales of lower margin business partner products in the current year.

     Storage revenue in the current year, increased 13.2% from the level in the comparable period. The rise is mainly attributed to increased sales of tape products offsetting the lower than expected revenues from the Company's other midrange storage products. Storage margins as a percentage of revenues increased in the current year primarily due to the stronger margins achieved on the sale of tape products.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996

     Service revenue has declined in comparison to the prior year. In the current year, growth in revenues from advanced services was offset by the decline in revenues from traditional maintenance. Service gross margin as a percentage of revenues declined against the levels achieved in the prior year as a result of the decline in revenues from higher margin traditional maintenance contracts which have largely been replaced with lower margin subcontracted services for cabling and third party maintenance contracts. Additionally, price competition and product mix changes have adversely impacted service margins.

     Other revenues declined against the prior year primarily as a result of declines in lease and brokerage revenues.

     The Company estimates that the strengthening of the U.S. dollar when compared with the comparable period unfavorably affected revenues by approximately $4.7 million, with slight effect to the margins, for the three months ended June 30, 1996.

     Selling, general and administrative expenses for the three months ended June 30, 1996, decreased $ 8.5 million over the comparable period. The reductions reflect the continued effect of the Company's cost reductions programs. The strengthening of the U.S. dollar, when compared against the comparable period, favorably affected selling, general and administrative expenses for the three months ended June 30, 1996 by approximately $.7 million.

     Other income (expense) in the current year decreased approximately $1.8 million against the prior year. The decrease was primarily the result of gains on sale of assets included in the comparable period.

     No tax provision was recorded in the current quarter due to tax credits and current year losses which are expected to result in no taxable income.

     The Company does not believe that inflation has had a material impact on its results of operations.


LIQUIDITY:

     During the three months ended June 30, 1996, the Company's net loss, excluding the non-cash charges for depreciation, used cash of $1.2 million.
Cash was provided from a decrease in accounts receivable ($11.8 million), and an increase in accounts payable ($5.2 million). The existing cash and cash sources were primarily used for workforce reductions, closure costs and unfavorable contractual obligations ($3.5 million), reductions in royalty obligations ($2.8 million), reduced deferred revenues on contract maintenance and warranty obligations ($12.9 million), and an increase in inventory ($3.0 million). As a result of the above, cash and cash equivalents, including restricted cash deposits, decreased $6.4 million.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996

     The Company continues its transformation from a developer and manufacturer of computer hardware to a provider of networking and storage solutions. As part of this transformation, the Company continues to reengineer its selling, service, product development, fulfillment, and finance and administrative processes. This effort has resulted in workforce reductions, the consolidation of functions, disposition of certain facilities, and closure or sale of unprofitable operations. The cost of these initiatives, together with the cumulative decline in revenues and gross margins has continued to reduce the operating cash flow available to fulfill customer orders on a timely basis.

     During the quarter, the Company signed an agreement to sell its Asia/Pacific operations for $25 million. The Company also reached an agreement with the lenders to its $100 million Restructured Credit Facility (the "Credit Facility") for $9 million of the proceeds to be used to reduce debt and the remaining $16 million to be used to meet working capital requirements including accrued interest payments. Subsequent to the quarter end, the Company completed the sale of the Asia/Pacific operations and met all the conditions for effectiveness of the agreement with the lenders to the Credit Facility.

     The agreement with the lenders to the Credit Facility cures events of default that existed under this agreement at March 31, 1996, and includes a deferral through October 31, 1996, of interest payments otherwise due prior to such date. In connection with the amendments and waiver of the Credit Facility, the Company agreed to a modification of the Credit Facility to include a change in maturity date from December 31, 1998 to March 31, 1997, a change in the amortization schedule and certain other conditions. The Company also obtained waivers of existing events of default under the $12,000 Term Loan Credit and Guaranty Agreement.

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

PART II:  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

ITEM 6:  EXHIBITS AND REPORTS

     Exhibit 27  Financial Data Schedule

                               SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                       MEMOREX TELEX N.V.



                                       By:  /s/Peter H. Dailey
                                           --------------------------------
                                             (Peter H. Dailey)

     August 13, 1996                        Chief Executive Officer


                                       By:  /s/David J. Faulkner
                                           --------------------------------
                                             (David J. Faulkner)

                                            Managing Director
     August 13, 1996                        and Chief Financial Officer


                                       By:  /s/  Greg Wood
                                           --------------------------------
                                             (Greg Wood)

                                           Senior Vice President
     August 13, 1996                       and Chief Accounting Officer