Form 10-Q
period 1996-09-30
MEMOREX TELEX N V
filed 1996-11-20
CIK 818035

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                               -------------------

                                    FORM 10-Q
(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19862

                    -----------------------------------------
                               MEMOREX TELEX N.V.
       (Exact name of registrant as specified in their respective charter)


          THE NETHERLANDS                               NOT APPLICABLE
 (Jurisdiction of incorporation of              (I.R.S. Employer Identification
        Memorex Telex N.V.)                      Number of Memorex Telex N.V.)


                         545 EAST JOHN CARPENTER FREEWAY
                           IRVING,  TEXAS  75062-3931
                         TELEPHONE NO.:  (972) 444-3500
          (Address, including Zip Code, and telephone number, including area code, of authorized representative in United States.)

                    -----------------------------------------

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

     Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a Court. Yes  X   No.
                          ---

     The number of shares of the registrant's Common Stock, 0.10 DFL. Nominal Value, outstanding as of October 31, 1996, was 25,076,665.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              SEPT. 30, 1996   MAR. 31, 1996
                                                              --------------   -------------
                                                                         (UNAUDITED)
                        ASSETS
Current Assets:
  Cash and cash equivalents including restricted deposits
    and guarantees of  $7,253 at September 30, 1996 and
    $7,592 at March 31, 1996.                                   $   18,261      $   26,838
  Accounts receivable, net                                          72,302         108,021
  Inventories, primarily finished goods                             39,470          34,891
  Service parts                                                     26,997          31,697
  Other current assets                                               5,692           4,104
                                                                ----------      ----------

Total current assets                                               162,722         205,551

Property, plant and equipment, net                                  23,984          28,622
Other assets                                                        13,804          33,995
                                                                ----------      ----------

                                                                $  200,510      $  268,168
                                                                ----------      ----------
                                                                ----------      ----------


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current debt obligations                                      $  103,554      $  114,578
  Accounts payable                                                 117,404         119,197
  Accrued liabilities                                              149,227         169,098
                                                                ----------      ----------

Total current liabilities                                          370,185         402,873

Debt obligations                                                     4,286           4,903
Other long-term liabilities                                        123,609         137,743

Stockholders' Deficit:
  Common stock                                                       1,338           1,338
  Additional paid-in capital                                        73,726          73,726
  Accumulated deficit                                             (373,370)       (354,749)
  Foreign currency translation adjustment                              736           2,334
                                                                ----------      ----------

Total stockholders' deficit                                       (297,570)       (277,351)
                                                                ----------      ----------

                                                                $  200,510      $  268,168
                                                                ----------      ----------
                                                                ----------      ----------


                             See accompanying note.

                               MEMOREX TELEX N.V.
                          ( A Netherlands Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                      FOR SIX MONTHS        FOR SIX MONTHS
                                                   ENDED SEPT. 30, 1996  ENDED SEPT. 30, 1995
                                                   --------------------  --------------------
                                                                   (UNAUDITED)
Revenues                                                $  360,777            $  428,421
Cost of revenues                                           285,029               317,360
                                                        ----------            ----------

Gross margin                                                75,748               111,061
Selling, general, and administrative expenses               82,823                99,720
Other (income) expenses, net                                 1,391                (4,137)
Amortization of intangibles                                      0                62,561
                                                        ----------            ----------

Operating loss                                              (8,466)              (47,083)

Interest income                                                373                   702
Interest expense                                           (10,529)               (9,616)
Accretion of debt forgiveness discount                           0                (3,254)
                                                        ----------            ----------

Loss before income taxes                                   (18,622)              (59,251)

Provision for income taxes                                       0                     0
                                                        ----------            ----------

Net loss                                                $  (18,622)           $  (59,251)
                                                        ----------            ----------
                                                        ----------            ----------

Net loss per common share of 0.10 DFL                   $    (0.74)           $    (2.36)
                                                        ----------            ----------
                                                        ----------            ----------


Weighted average number of common shares
    used in the computation of
    net loss per common share                           25,076,665            25,061,225


                             See accompanying note.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                     FOR THREE MONTHS      FOR THREE MONTHS
                                                   ENDED SEPT. 30, 1996  ENDED SEPT. 30, 1995
                                                   --------------------  --------------------
                                                                   (UNAUDITED)
Revenues                                                $  158,985            $  207,870
Cost of revenues                                           128,672               156,132
                                                        ----------            ----------

Gross margin                                                30,313                51,738
Selling, general, and administrative expenses               39,535                47,898
Other (income) expenses, net                                   291                (3,434)
Amortization of intangibles                                      0                31,280
                                                        ----------            ----------

Operating loss                                              (9,513)              (24,006)

Interest income                                                184                   418
Interest expense                                            (5,653)               (4,680)
Accretion of debt forgiveness discount                           0                (3,254)
                                                        ----------            ----------

Loss before income taxes                                   (14,982)              (31,522)

Provision for income taxes                                       0                     0
                                                        ----------            ----------

Net loss                                                $  (14,982)           $  (31,522)
                                                        ----------            ----------
                                                        ----------            ----------

Net loss per common share of 0.10 DFL                   $    (0.60)           $    (1.26)
                                                        ----------            ----------
                                                        ----------            ----------


Weighted average number of common shares
    used in the computation of
    net loss per common share                           25,076,665            25,066,922


                             See accompanying note.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                      FOR SIX MONTHS        FOR SIX MONTHS
                                                   ENDED SEPT. 30, 1996  ENDED SEPT. 30, 1995
                                                   --------------------  --------------------
                                                                   (UNAUDITED)
Cash flows from operating activities:
   Net loss                                             $  (18,622)           $  (59,251)

   Adjustments to reconcile loss to net cash
       provided (used) by operating activities:
           Depreciation and amortization                     4,452                67,774
           Accretion of debt forgiveness discount                0                 3,254
           Changes in components of working capital
               excluding short-term debt                     3,361               (19,537)
           Other long-term liabilities                     (13,267)               (6,795)
           Other assets                                      4,374                 5,444
           Other                                              (717)               (4,295)
                                                        ----------            ----------

Net cash used by operating activities                      (20,419)              (13,406)
                                                        ----------            ----------

Cash flows from investing activities:
   Proceeds from asset sales                                25,000                 4,813
   Capital expenditures                                     (1,517)               (2,454)
                                                        ----------            ----------

Net cash provided (used) by investment activities           23,483                 2,359
                                                        ----------            ----------

Cash flows from financing activities:
   Issuance of common stock                                      0                    20
   Issuance of debt                                          2,351                 8,661
   Redemption of debt                                      (13,992)               (8,855)
                                                        ----------            ----------

Net cash provided (used) by financing activities           (11,641)                 (174)
                                                        ----------            ----------

Net decrease in cash and cash equivalents                   (8,577)              (11,221)

Cash and cash equivalents at beginning of period            26,838                36,886
                                                        ----------            ----------

Cash and cash equivalents at end of period              $   18,261            $   25,665
                                                        ----------            ----------
                                                        ----------            ----------


                             See accompanying note.

                               MEMOREX TELEX N.V.
                           (A Netherlands Corporation)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

NOTE 1:

     Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair presentation of interim results have been included. All such adjustments are of a normal recurring nature. The results for the six months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

     During the quarter the Company concluded the sale of its Asia/Pacific operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Liquidity section for a discussion of the use of proceeds from the sale.

     The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. On October 15, the Company announced that the U.S. operations filed for protection under Chapter 11 of the U.S. Bankruptcy code with the intent to sell the U.S. operations. As of November 1, the Bankruptcy court had approved sales agreements for substantially all of its U.S. operations.

     The bankruptcy filing by the U.S. operation is an event of default under the Company's $100 million Restructured Credit Facility ("Restructured Credit Facility") and the $12 million Term Loan Credit and Guaranty Agreement ("Term Loan") (the Restructured Credit Facility and the Term Loan are collectively referred to as "the Credit Facilities"). In addition, the Company is in default of certain other convenants and debt repayment obligations under the Credit Facilities. The proceeds from the sale of the U.S. operations will not be sufficient to cure the events of default. The obligations under the Credit Facilities are secured on a first priority basis to substantially all assets of the Company including the securities of the remaining subsidiaries.

ITEM 2:              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS:

     The Company is a provider of information technology solutions including the distribution and integration of data network and storage products and the provision of related services.

     The following table sets forth the Company's revenues and gross margins for its product groups for the six and three months ended September 30, 1996 and the six and three months ended September 30, 1995 ("the comparable periods"). The table includes results from the U.S. operations which declared bankruptcy subsequent to September 30, 1996. See Note 1. The revenues and gross margins associated with the Asia/Pacific operations for the three months ended June 30, 1996 and six months ended September 30, 1995 have been included as a separate line for presentation purposes.

                       Six                  Six                 Three                Three
                      Months               Months               Months               Months
                      Ended                Ended                Ended                Ended
($ in millions)      September            September            September            September
                     30, 1996             30, 1995             30, 1996             30, 1995
                     ---------            ---------            ---------            ---------
Revenues
-------------
Networks              $  150.8             $  190.0             $   68.8             $   93.7
Storage                   34.1                 30.2                 11.8                 10.5
Service                  147.2                159.6                 73.7                 80.4
Other                     10.0                 11.7                  4.7                  5.5
                      --------             --------             --------             --------
  Subtotal               342.1                391.5                159.0                190.1
Asia/Pacific              18.7                 36.9                  0.0                 17.7
                      --------             --------             --------             --------
Total                 $  360.8             $  428.4             $  159.0             $  207.8
                      --------             --------             --------             --------
                      --------             --------             --------             --------
                                  Gross                Gross                Gross                Gross
                                  Margin               Margin               Margin               Margin
                                    %                    %                    %                    %
                                    -                    -                    -                    -
Gross Margins
-------------
Networks              $   27.6     18.3%   $   48.9     25.7%   $   11.9     17.3%   $   22.1     23.6%
Storage                   11.3     33.1%        8.6     28.5%        3.8     32.2%        2.6     24.8%
Service                   28.2     19.2%       39.9     25.0%       12.6     17.1%       19.9     24.8%
Other                      4.4     44.0%        4.5     38.5%        2.1     44.7%        2.6     47.3%
                      --------             --------             --------             --------
  Subtotal                71.5     20.9%      101.9     26.0%       30.4     19.1%       47.2     24.8%
Asia/Pacific               4.2     22.5%   $    9.2     25.0%   $    0.0      0.0%   $    4.5     25.4%
                      --------             --------             --------             --------
Total                 $   75.9     21.0%      106.4     25.9%       32.5     19.1%       49.8     24.9%
                      --------             --------             --------             --------
                      --------             --------             --------             --------


     Networks revenue and gross margin declined against the comparable periods. Sales of network connectivity products for the six months ended September 30, 1996 increased slightly when compared to the comparable period while the upward trend was reduced by the 13.6% decline in sales for the three months ended September 30, 1996 when compared against the comparable period. Networks gross margin as a percentage of sales continued to decline from the prior year due to the continued shift in sales mix away from higher margin fixed function display and mainframe network products and to a higher volume of sales of lower margin business partner products during the current year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1996

     Storage revenue for the six and three months ended September 30, 1996 increased 12.9% and 12.4%, respectively, when compared to their comparable periods. The increases are mainly attributed to increased sales of tape products offsetting the lower than expected revenues from the Company's other midrange storage products. Storage margins as a percentage of revenues increased in the current year primarily due to the stronger margins achieved on the sales of tape products.

     Service revenue declined 7.8% and 8.3% for the six months and three months ended September 30, 1996, respectively. In the current year, growth in revenues from advanced services was offset by the continued decline in revenues from traditional maintenance. Service gross margin as a percentage of revenues declined against the level achieved in the prior year as a result of the decline in revenues from higher margin traditional maintenance contracts which have largely been replaced with lower margin subcontracted services for cabling and third party maintenance contracts. Additionally, price competition and product mix changes have adversely impacted service margins.

     Other revenue declined against the prior year due to a decline in lease and brokerage revenues.

     The Company estimates that the stronger U.S. dollar when compared with the comparable periods unfavorably affected revenues, $7.6 million and $2.9 million, and margins, $1.5 million and $.1 million for the six and three months ended September 30, 1996, respectively.

     Selling, general and administrative expenses for the six and three months ended September 30, 1996, decreased $16.9 million and $8.4 million, respectively, against the comparable periods. The reductions reflect the continued effect of the Company's cost reduction programs. The stronger U.S. dollar, when compared against the comparable period, favorably affected selling, general and administrative expenses for the six and three months ended
September 30, 1996 by approximately $1.1 million and $.4 million, respectively.

     Other income for the six and three months ended September 30, 1996 decreased approximately $5.5 million and $3.7 million, respectively, against the prior comparable periods. In the prior year, gains realized from the sale of assets of $2.7 million and $.5 million and foreign currency gains of $3.1 million and $3.4 million primarily account for the decrease between the comparable periods.

     No tax provision was recorded in the current year due to tax credits and current year losses which are expected to result in no taxable income.

     The Company does not believe that inflation has had a material impact on its results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1996

     The following unaudited condensed financial information presents a summary of the consolidated results of non-U.S. operations for the six months ending September 30, 1996 and 1995.

          ($ in millions)          Six Months          Six Months
                                     Ended               Ended
                                 Sept. 30, 1996      Sept. 30, 1995
                                 --------------      --------------

          Revenues                  $  187.6            $  186.2

          Gross Margin                  38.6                48.2

          Operating Expense             36.8                42.6

          EBITDA                         6.9                11.7


LIQUIDITY:

     During the six months ended September 30, 1996, the Company's net loss excluding the noncash charges for depreciation used cash of $14.2 million. Cash was provided from the sale of the Asia Pacific operations ($25 million), from decreased receivables ($24.1 million) and an increase in accounts payable ($1.5 million). These cash sources and existing cash balances were used to purchase inventory ($5.9 million), pay for workforce reductions, closure costs and unfavorable contractual obligations ($8.7 million), pay accrued interest ($2 million), reduce deferred tax assessments ($2.8 million), reduce debt obligations ($11.6 million) and pay for capital additions ($1.5 million). Additionally, the deferred revenues on contract maintenance which are generally billed at the beginning of the calendar year and warranty obligations declined $12.5 million during the period. As a result of the above, cash and cash equivalents, including restricted cash deposits, declined $8.6 million.

     During the quarter the Company completed the sale of its Asia/Pacific operations for $25 million with which the Company used $9 million of the proceeds to reduce debt and the remaining $16 million to meet working capital requirements including accrued interest payments as agreed with the lenders to its Credit Facilities.

     Subsequent to the quarter end, the Company announced that on October 15, 1996, the U.S. operations filed for protection under Chapter 11 of the U.S. Bankruptcy code with the intent to sell the U.S. operations. On November 1, 1996, the U.S. Bankruptcy Court approved the sale of substantially all of its U.S. operations. The Company believes that the proceeds from such sales of the U.S. operations will not be sufficient to pay all amounts due to the secured lenders. The U.S. operations has secured debtor in possession financing to assure continued operations during the completion of the sales and for the wind down of the U.S. activities.

     The bankruptcy filing by the U.S. operation is an event of default under the Company's $100 million Restructured Credit Facility ("Restructured Credit Facility") and the $12 million Term Loan Credit and Guaranty Agreement ("Term Loan") (the Restructured Credit Facility and the Term Loan are collectively referred to as "the Credit Facilities"). In addition, the Company is

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1996

in default of certain other covenants and debt repayment obligations under the Credit Facilities. The proceeds from the sale of the U.S. operations will not cure the events of default under the Credit Facilities. Discussions are ongoing with the lenders to its Credit Facilities concerning the amounts owing under the Credit Facilities and alternatives for the curing of events of default.

       In addition, the Company continues to emphasize working capital management in its remaining operations, particularly accounts receivable and inventory as potential sources of cash. The Company expects to also pursue other non-operating sources of funds such as increased factoring of accounts receivable, increased subsidiary lines of credit or, if necessary, undertake further asset dispositions to attempt to satisfy the obligations of the lenders.

     The Company believes that any solution to curing the events of default would likely result in a substantial dilution of ownership of existing shareholders of the Company. The ability of the Company to cure the events of default is unknown at this time. Therefore, no assurances can be given that the Company will be able to do so or what other actions might be necessary.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the annual meeting of stockholders held in Amsterdam on Monday, September 30, 1996, the stockholders of Memorex Telex N.V. voted (i) 2,361,083 for, 100 against, and 116,790 abstaining to elect Peter H. Dailey to the Management Board of the Company, (ii) 2,362,183 for, 0 against, and 116,790 abstained to elect Gregory S. Wood to the Management Board of the Company,
(iii)2,361,183 for, 0 against, and 116,790 abstaining to elect Brad Sowers to the Management Board of the Company, (iv) 2,362,183 for, 0 against, and 116,790 abstaining to elect Anthony J. Barbieri to the Management Board of the Company,
(v)2,361.183 for, 0 against, and 116,790 abstaining to adopt the annual financial statements contained in the Statutory Annual Report of Memorex Telex N.V. for the fiscal year ended March 31, 1996, which also contains the Report of the Management Board; and (vi) 2,361,83 for, 0 against, and 116,790 abstaining to appoint Ernst & Young LLP as United States auditors for the Company and Moret Ernst & Young LLP as Netherlands auditors for Memorex Telex N.V. for the fiscal year ending March 31, 1997.

ITEM 5:  OTHER INFORMATION

     Effective October 1, 1996, Messrs. Joshua Harris and Michael Gross resigned as members of the Supervisory Board of Directors of the Company.

ITEM 6:  EXHIBITS AND REPORTS

     Exhibit 27.1 FDS

                                   SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                        MEMOREX TELEX N.V.




                                   By: /s/Peter H. Dailey
                                       ------------------------------------
                                          (Peter H. Dailey)

     November 20, 1996                 Chief Executive Officer




                                   By: /s/David J. Faulkner
                                       ------------------------------------
                                          (David J. Faulkner)

                                       Managing Director
     November 20, 1996                 and Chief Financial Officer




                                   By: /s/Greg Wood
                                       ------------------------------------
                                          (Greg Wood)

                                       Senior Vice President
     November 20, 1996                 and Chief Accounting Officer